Form 10-Q
period 1996-06-30
CMC SECURITIES CORP IV
filed 1996-08-13
CIK 887507

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                              -------------    ---------------
COMMISSION FILE NUMBER:  33-47912

                         CMC SECURITIES CORPORATION IV
            (Exact name of Registrant as specified in its Charter)

                  DELAWARE                        75-2431915
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)        Identification No.)

      2711 NORTH HASKELL, DALLAS, TEXAS           75204
   (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

   (Former name, former address and former fiscal year, if changed from last report)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO
                                               ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



Common Stock ($1.00 par value)          1,000 as of August 6, 1996
===============================================================================

                         CMC SECURITIES CORPORATION IV
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX


                        PART I. - FINANCIAL INFORMATION


                                                                      PAGE
                                                                      ----

ITEM 1. Financial Statements

 Balance Sheet - June 30, 1996 and December 31, 1995................   3

 Statement of Operations - Quarter and Six Months
  Ended June 30, 1996 and 1995......................................   4

 Statement of Cash Flows - Six Months Ended June 30, 1996 and 1995..   5

 Notes to Financial Statements......................................   6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............   8


                         PART II. -  OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K............................   8

SIGNATURES..........................................................   9

                         CMC SECURITIES CORPORATION IV
                        PART I. - FINANCIAL INFORMATION
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



         ITEM 1. FINANCIAL STATEMENTS

                                       JUNE 30, 1996   DECEMBER 31, 1995
                                       -------------   -----------------
                                        (UNAUDITED)


ASSETS
 Mortgage securities collateral           $641,673        $681,287
 Cash and other equivalents                      -               2
                                          --------        --------

                                          $641,673        $681,289
                                          ========        ========


LIABILITIES
 Collateralized mortgage securities       $641,276        $680,847
 Accrued expenses                               18              12
                                          --------        --------

                                           641,294         680,859
                                          --------        --------


STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                1               1
 Paid-in capital                               471             461
 Accumulated deficit                           (93)            (32)
                                          --------        --------

                                               379             430
                                          --------        --------

                                          $641,673        $681,289
                                          ========        ========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                QUARTER ENDED               SIX MONTHS ENDED
                                                   JUNE 30                       JUNE 30
                                           -----------------------        ---------------------
                                             1996           1995            1996         1995
                                           --------       --------        --------     --------
Interest income:
  Mortgage securities collateral           $13,843        $14,721         $28,275      $29,470
  Receivable from Parent                         -              4               -            9
                                           -------        -------         -------      -------
     Total interest income                  13,843         14,725          28,275       24,479
                                           -------        -------          -------     -------

Interest expenses on collateralized
  mortgage securities                       13,865         14,721          28,319       29,470
                                           -------        -------         -------      -------
    Net interest income                        (22)         4,000             (44)           9
                                           -------        -------         -------      -------
Other expenses:
  Management fees                                2              2               5            5
  Professional fees and other                    3              6              12           16
                                           -------        -------         -------      -------
    Total other expenses                         5              8              17           21
                                           -------        -------         -------      -------
Net loss                                   $   (27)       $    (4)        $   (61)     $   (12)
                                           =======        =======         =======      =======



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                              SIX MONTHS ENDED JUNE 30
                                             --------------------------
                                                 1996          1995
                                             ------------  ------------

OPERATING ACTIVITIES:
 Net loss                                    $      (61)     $    (12)
 Noncash item - amortization of
  discount and premium                               33             4
 Net change in other assets and
  accrued expenses                                    6          (970)
                                             ----------      --------
   Net cash used by
     operating activities                           (22)         (978)
                                             ----------      --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral            42,375        16,668
  Decrease in accrued interest receivable           271           100
  Increase in short-term investments                 (8)            -
                                             ----------      --------
   Net cash provided by
     investing activities                        42,638        16,768
                                             ----------      --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities              (42,375)      (17,749)
  Increase (decrease) in accrued
   interest payable                                (253)        1,951
 Capital contribution                                10             7
                                             ----------      --------
   Net cash used by financing
     activities                                 (42,618)      (15,791)
                                             ----------      --------

Net change in cash and cash equivalents              (2)           (1)

Cash and cash equivalents at beginning
 of period                                            2             3
                                             ----------      --------

Cash and cash equivalents at end of
 period                                      $        -      $      2
                                             ==========      ========



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the balance sheet and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1995. Certain amounts have been reclassified to conform to the current year presentation.

NOTE B - DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

Estimated fair values of mortgage securities collateral have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by the Parent's lenders in connection with designating collateral for repurchase arrangements.

Disclosures regarding fair values of mortgage securities collateral are summarized as follows (in thousands):

                                  JUNE 30, 1996  DECEMBER 31, 1995
                                  -------------  -----------------

     Carrying amount                 $641,673       $681,287
     Unrealized gains                  21,134         43,871
     Unrealized losses                      -              -
                                     --------       --------

      Fair value                     $662,807       $725,158
                                     ========       ========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter or six months ended June 30, 1996 or during 1995.

NOTE C - NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense, and average effective interest rates for mortgage securities collateral and collateralized mortgage securities for the periods shown (dollars in thousands):

                                                QUARTER ENDED JUNE 30
                                       ---------------------------------------
                                             1996                  1995
                                       ---------------       -----------------
                                           AVERAGE               AVERAGE
                                        AMOUNT   RATE        AMOUNT      RATE
                                       --------  -----       -------     -----

Interest income on mortgage
 securities collateral                 $13,843   8.61%       $14,721     8.29%
Interest expense on
 collateralized mortgage securities     13,865   8.63         14,721      8.29
                                       -------               -------
Net interest income                    $   (22)              $     -
                                       =======               =======

                                           SIX MONTHS ENDED JUNE 30
                                       ---------------------------------------
                                            1996                     1995
                                       --------------        -----------------
                                           AVERAGE               AVERAGE
                                        AMOUNT   RATE        AMOUNT      RATE
                                       -------   ----        -------     -----
Interest income on mortgage
 securities collateral                 $28,275   8.65%       $29,470     8.26%
Interest expense on
 collateralized mortgage securities     28,319   8.67         29,470     8.26
                                       -------               -------
Net interest income                    $   (44)              $     -
                                       =======               =======

The following tables summarize the amount of change in interest income on mortgage securities collateral and interest expense on collateralized mortgage securities due to changes in effective interest rates, versus changes in volume for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 (in thousands):

                                             QUARTER ENDED JUNE 30, 1996
                                       ---------------------------------------
                                        RATE*        VOLUME*           TOTAL
                                       ------        --------        ---------
Interest income on mortgage
 securities collateral                 $  554        $(1,432)        $  (878)
Interest expense on
 collateralized mortgage securities       586         (1,442)           (856)
                                       ------        -------         -------
                                       $  (32)       $    10         $   (22)
                                       ------        -------         -------

                                            SIX MONTHS ENDED JUNE 30, 1996
                                       ---------------------------------------
                                        RATE*        VOLUME*           TOTAL
                                       -------       -------         ---------
Interest income on mortgage
 securities collateral                 $1,356        $(2,551)        $(1,195)
Interest expense on
 collateralized mortgage securities     1,421         (2,572)         (1,151)
                                        ------       -------         -------
                                       $  (65)       $    21         $   (44)
                                       ======        =======         =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992, as a limited purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

Since inception the Company has issued approximately $784 million of collateralized mortgage obligations ("CMOs"). Because an affiliate retained investments in the CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company's investment in the CMOs issued is limited to a remaining $396,000 of debt issuance costs, which are reflected as bond discount in the accompanying balance sheet. Other than the ongoing amortization of these debt issuance costs, no related economic benefit will be received and no related net income or loss will be recognized. The Company did not issue any CMOs during the second quarter of 1996.

Net operating losses are due to operational expenses not directly related to previous CMO issuances and amortization of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

All ongoing CMO-related cash expenses are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay these ongoing costs. Cash flow requirements due to ongoing operational expenses are funded by CMC.


                         PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:

     Exhibit 27 Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K:  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CMC SECURITIES CORPORATION IV



Date:  August 6, 1996         By /s/ RONN K. LYTLE
                                 ------------------------------------
                                 Ronn K. Lytle
                                 Chairman and Chief Executive Officer



Date:  August 6, 1996         By /s/ ANDREW F. JACOBS
                                 ------------------------------------
                                 Andrew F. Jacobs
                                 Senior Vice President - Control
                                 and Treasurer