Form 10-Q
period 1996-09-30
CMC SECURITIES CORP IV
filed 1996-11-13
CIK 887507

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996

                                       OR

     _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                  1,000 as of November 4, 1996

                         CMC SECURITIES CORPORATION IV
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX



                       PART I. -- FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----
ITEM 1.  Financial Statements

 Balance Sheet -- September 30, 1996 and December 31, 1995..            3

 Statement of Operations - Quarter and Nine Months
  Ended September 30, 1996 and 1995........................             4

 Statement of Cash Flows - Nine Months Ended
  September 30, 1996 and 1995..............................             5

 Notes to Financial Statements.............................             6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....             8

                         PART II. -- OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K..................             8

SIGNATURES.................................................             9

                       PART I. --  FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION IV
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.  FINANCIAL STATEMENTS

                                         SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                         ------------------   -----------------
                                             (UNAUDITED)

ASSETS
 Mortgage securities collateral                $623,597            $681,287
 Cash and other equivalents                           -                   2
                                               --------            --------

                                               $623,597            $681,289
                                               ========            ========


LIABILITIES
 Collateralized mortgage securities            $623,223            $680,847
 Accrued expenses                                    20                  12
                                               --------            --------

                                                623,243             680,859
                                               --------            --------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                     1                   1
 Paid-in capital                                    472                 461
 Accumulated deficit                               (119)                (32)
                                               --------            --------

                                                    354                 430
                                               --------            --------

                                               $623,597            $681,289
                                               ========            ========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                QUARTER ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30                SEPTEMBER 30
                                         --------------------------       ------------------
                                           1996              1995           1996      1995
                                         --------          --------       --------  --------
Interest income:
Mortgage securities collateral            $13,799           $15,158        $42,074   $44,628
Receivable from Parent                          -                 4              -        13
                                          -------           -------        -------   -------
Total interest income                      13,799            15,162         42,074    44,641

Interest expense on
collateralized mortgage securities         13,821            15,158         42,140    44,628
                                          -------           -------        -------   -------

Net interest income                           (22)                4            (66)       13
                                          -------           -------        -------   -------

Other expenses:
Management fees                                 3                 3              8         8
Professional fees and other                     1                 2             13        18
                                          -------           -------        -------   -------

Total other expenses                            4                 5             21        26
                                          -------           -------        -------   -------

Net loss                                  $   (26)          $    (1)       $   (87)  $   (13)
                                          =======           =======        =======   =======

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              NINE MONTHS ENDED SEPTEMBER 30
                                             --------------------------------
                                                  1996             1995
                                             ---------------  ---------------
OPERATING ACTIVITIES:
 Net loss                                          $    (87)        $    (13)
 Net change in other assets and
  accrued expenses                                        8                6
 Noncash item - amortization of
  discount and premium                                   50              207
                                                   --------         --------
   Net cash provided by operating
      activities                                        (29)             200
                                                   --------         --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                62,055           35,673
  Decrease in accrued interest receivable               389              217
  Increase in short-term investments                     (7)               -
                                                   --------         --------
   Net cash provided by
      investing activities                           62,437           35,890
                                                   --------         --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities                  (62,055)         (35,673)
  Decrease in accrued interest payable                 (366)            (424)
 Capital contribution                                    11                6
                                                   --------         --------
   Net cash used by
     financing activities                           (62,410)         (36,091)
                                                   --------         --------

Net change in cash and cash equivalents                  (2)              (1)

Cash and cash equivalents at
 beginning of period                                      2                3
                                                   --------         --------
Cash and cash equivalents at end
 of period                                         $      -         $      2
                                                   ========         ========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the balance sheet and footnotes thereto included in the CMC Securities Corporation IV (the "Company") annual report on Form 10-K for the period ended December 31, 1995.

NOTE B -- DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral is classified as held-to-maturity and, accordingly, is carried at amortized cost in the balance sheet. Estimated fair values of mortgage securities collateral have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value of mortgage securities collateral was estimated using quoted market prices, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements or offer prices by the Parent for similar mortgage assets.

Disclosures regarding fair values of mortgage securities collateral are summarized as follows (in thousands):

                          SEPTEMBER 30, 1996  DECEMBER 31, 1995
                          ------------------  -----------------

     Carrying amount                $623,597           $681,287
     Unrealized gains                 20,061             43,871
     Unrealized losses                     -                  -
                                    --------           --------

      Fair value                    $643,658           $725,158
                                    --------           --------

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115. No such redemptions have occurred.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities for the periods shown (dollar amounts in thousands):

                                            QUARTER ENDED SEPTEMBER 30
                                       -------------------------------------
                                              1996               1995
                                       ------------------  -----------------
                                                 AVERAGE            AVERAGE
                                        AMOUNT     RATE    AMOUNT     RATE
                                       --------  --------  -------  --------

Interest income on mortgage
 securities collateral                 $13,799      8.81%  $15,158     8.71%
Interest expense on
 collateralized mortgage securities     13,821      8.83    15,158     8.71
                                       -------             -------

Net interest income                    $   (22)            $     -
                                       -------             -------

                                         NINE MONTHS ENDED SEPTEMBER 30
                                       ------------------------------------
                                             1996               1995
                                       -----------------   ----------------
                                                 AVERAGE            AVERAGE
                                        AMOUNT    RATE      AMOUNT   RATE
                                       -------   -------   -------  -------

Interest income on mortgage
 securities collateral                 $42,074      8.70%  $44,628     8.41%
Interest expense on
 collateralized mortgage securities     42,140      8.72    44,628     8.41
                                       -------             -------

Net interest income                    $   (66)            $     -
                                       =======             =======


The following tables summarize the amount of change in interest income on mortgage securities collateral and interest expense on collateralized mortgage securities due to changes in effective interest rates, versus changes in volume for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 (in thousands):

                                         QUARTER ENDED SEPTEMBER 30, 1996
                                        -----------------------------------
                                          RATE*       VOLUME*      TOTAL
                                        ----------  -----------  ----------

Interest income on mortgage
 securities collateral                     $  174      $(1,533)    $(1,359)
Interest expense on
 collateralized mortgage securities           208       (1,545)     (1,337)
                                           ------      -------   ---------

                                           $  (34)     $    12     $   (22)
                                           ------      -------   ---------

                                         NINE MONTHS ENDED SEPTEMBER 30, 1996
                                         ------------------------------------
                                            RATE*      VOLUME*       TOTAL
                                           ------      -------   ---------

Interest income on mortgage
 securities collateral                     $1,527      $(4,081)    $(2,554)
Interest expense on
 collateralized mortgage securities         1,629       (4,117)     (2,488)
                                           ------      -------   ---------

                                           $ (102)     $    36     $   (66)
                                           ======      =======   =========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------


CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992 as a limited purpose finance corporation, and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

Since inception the Company has issued approximately $784 million of collateralized mortgage obligations ("CMOs"). Because an affiliate retained investments in the CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company's investment in the CMOs issued is limited to $374,000 of debt issuance costs, which are reflected as bond discount in the accompanying balance sheet. Other than the ongoing amortization of these debt issuance costs, no related economic benefit will be received and no related net income or loss will be recognized. The Company did not issue any CMOs in 1996.

Net operating losses are due to operational expenses not directly related to previous CMO issuances and the amortization of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

All ongoing CMO-related cash expenses are paid out to the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay these ongoing costs. Cash flow requirements due to ongoing operational expenses are funded by CMC.


                         PART II. -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:  None.

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CMC SECURITIES CORPORATION IV



Date:  November 4, 1996             By /s/ RONN K. LYTLE
                                       ------------------------------------
                                       Ronn K. Lytle
                                       Chairman and Chief Executive Officer



Date:  November 4, 1996             By /s/ ANDREW F. JACOBS
                                       ------------------------------------
                                       Andrew F. Jacobs
                                       Senior Vice President - Control
                                         and Treasurer