Form 10-K
period 1996-12-31
CMC SECURITIES CORP IV
filed 1997-03-18
CIK 887507

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----  ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----  SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-47912

                         CMC SECURITIES CORPORATION IV
            (Exact name of Registrant as specified in its Charter)

              DELAWARE                          75-2431915
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

       2711 NORTH HASKELL AVENUE                  75204
 (Address of principal executive offices)       (Zip Code)


      Registrant's telephone number, including area code:  (214) 874-2323

      Securities registered pursuant to Section 12(b) of the Act:  None.

      Securities registered pursuant to Section 12(g) of the Act:  None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                               -----     -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K

AT MARCH 31, 1997 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 7, 1997:  1,000

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                         CMC SECURITIES CORPORATION IV

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

                                     PART I

ITEM  1.    BUSINESS.......................................................    1

ITEM  2.    PROPERTIES.....................................................    3

ITEM  3.    LEGAL PROCEEDINGS..............................................    3


                                    PART II

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS...............................    3

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    3

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    3

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...........................   14


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K...........................................   15

                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992, as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). CMC is a publicly-owned real estate investment trust that, until late 1995, operated as a mortgage conduit, purchasing and securitizing single-family residential mortgage loans. The Company is managed by CMC (the "Manager").

Due to changing circumstances, control of the Company within CMC's consolidated group was changed twice during the last 3 years. In August 1994, CMC sold all the issued and outstanding shares of capital stock in the Company to Capstead Inc., CMC's subsidiary formed primarily to service single-family mortgage loans. On December 21, 1995, after CMC reached a decision to exit the mortgage conduit business, the Company was merged with and into a newly formed and wholly-owned subsidiary of CMC (with a corporate charter and organizational structure identical in almost all respects to that of the Company) ("CMCSC IV-A") whereby the existence of the Company ceased and CMCSC IV-A acquired all the assets and assumed all the liabilities of the Company as the surviving entity. As merger consideration to Capstead Inc., CMCSC IV-A paid an amount of $430,000 in cash that had been contributed by CMC. As a part of the merger, CMCSC IV-A changed its name to CMC Securities Corporation IV, and from December 21, 1995 forward has been referred to as the "Company."

The Company was formed and exists solely for the purpose of issuing collateralized mortgage obligations ("Bonds" or "CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") that evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the Bonds will either be contributed by CMC or its affiliates or purchased from third parties and will either be Government National Mortgage Association certificates, Federal National Mortgage Association certificates, Federal Home Loan Mortgage Corporation certificates or mortgage pass-through ("Non-Agency") Certificates. The Company's Certificate of Incorporation requires that Bonds issued be rated in one of the two highest rating categories established by one or more nationally recognized statistical rating agencies.

On August 17, 1992 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of CMOs. The Company commenced operations with the September 30, 1994 issuance of its first series of CMOs. As of December 31, 1994, the Company had issued 3 series of CMOs with an aggregate original principal balance of $783,930,000. The Company did not issue any CMOs during 1996 or 1995.

SPECIAL-PURPOSE FINANCE CORPORATION

The Company has not engaged and will not engage in any business or investment activities other than (i) issuing and selling CMOs, and receiving, owning, holding and pledging as collateral the related Certificates, (ii) investing cash balances on an interim basis in high quality short-term securities, and (iii) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto. Article III of the Company's Certificate of Incorporation limits the Company's purposes to the above.

COMPETITION

The Company's business is highly competitive. The Company competes with other issuers of similar obligations, both with respect to the acquisition of mortgage related collateral, securing the Bonds and the placement of the CMOs. The Company also competes with entities that issue and/or market numerous other competitive financial products.

EMPLOYEES

At December 31, 1996 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

MANAGEMENT AGREEMENT

Pursuant to a management agreement, the Manager advises the Company with respect to its investments and administers the day-to-day operations of the Company.
The management agreement is nonassignable except by consent of the Company and the Manager. The management agreement may be terminated without cause at any time upon 90 days written notice. In addition, the Company has the right to terminate the management agreement upon the happening of certain specified events, including a breach by the Manager of any provision contained in the management agreement which remains uncured for 30 days after notice of such breach and the bankruptcy or insolvency of the Manager.

The Manager is at all times subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company delegates to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Manager receives an annual basic management fee of $10,000 per year for managing the assets pledged to secure Bonds issued by the Company.

The Manager is required to pay employment expenses of its personnel (including salaries, wages, payroll taxes, insurance, fidelity bonds, temporary help and costs of employee benefit plans), and other office expenses, travel and other expenses of directors, officers and employees of the Manager, accounting fees and expenses incurred in supervising and monitoring the Company's investments or relating to performance by the Manager of its functions. The Company is required to pay all other expenses of operation (as defined in the management agreement).

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing the Non-Agency Certificates either service the loans themselves or Capstead Inc., a subsidiary of CMC, is the servicer. Capstead Inc. services single-family mortgage loans and participates in other mortgage banking activities. The Company enters into servicing agreements with each servicer. The terms and conditions of servicing agreements with Capstead Inc. are substantially the same as those contained in servicing agreements with unrelated third parties.

As compensation for its services rendered under a servicing agreement, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. At December 31, 1996 Capstead Inc. was servicing approximately 76% of the principal balance of the Company's mortgage loans. During 1996, 1995 and 1994, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $1,225,000, $1,418,000 and $149,000, respectively. In addition, CMC acts as administrator with respect to the Company's Non-Agency Certificates. During 1996, 1995 and 1994, CMC retained fees for administering the Non-Agency Certificates of $341,000, $351,000 and $39,000, respectively.

ITEM 2.  PROPERTIES.

The Company's operations will be conducted primarily in Dallas, Texas on properties leased by CMC.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, there are no material legal proceedings outside the normal course of business to which the Company was a party or of which any of its property was the subject.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

All of the Company's common stock is owned by CMC. Accordingly, there is no public trading market for its common stock. To date the Company has not paid dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company commenced operations on September 30, 1994 with the issuance of its first series of CMOs. Two additional series of CMOs were issued in 1994. No CMOs were issued during 1996 or 1995. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. These issuances have been accounted for as financings because an affiliate of the Company retained investments in the CMOs. As financings, CMO collateral and Bonds are reflected on the balance sheet.

Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to these CMOs other than amortization of unreimbursed bond issuance costs. The Company's net losses are due to this amortization and operational costs incurred (management fees and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing cash CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets would be recorded as sales. The Company will adopt this pronouncement on January 1, 1997. Since the Company generally acquires mortgage assets from affiliates at market prices as determined by securitization proceeds, this adoption is not expected to have a material impact on the results of operations or financial position of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          REPORT OF ERNST & YOUNG LLP
                             INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation IV

We have audited the accompanying balance sheet of CMC Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1996 and 1995, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation IV at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Dallas, Texas
January 22, 1997

                         CMC SECURITIES CORPORATION IV
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  DECEMBER 31
                                              --------------------
                                                1996       1995
                                              ---------  ---------

ASSETS
 Mortgage securities collateral               $609,210   $681,287
 Cash and cash equivalents                           -          2
                                              --------   --------

                                              $609,210   $681,289
                                              ========   ========

LIABILITIES
 Collateralized mortgage securities           $608,858   $680,847
 Accrued expenses                                   22         12
                                              --------   --------
                                               608,880    680,859
                                              --------   --------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value, 1,000 shares
  authorized, issued and outstanding                 1          1
 Paid-in capital                                   474        461
 Accumulated deficit                              (145)       (32)
                                              --------   --------
                                                   330        430
                                              --------   --------

                                              $609,210   $681,289
                                              ========   ========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                (IN THOUSANDS)



                                       YEAR ENDED DECEMBER 31
                                      -------------------------
                                        1996     1995     1994
                                      --------  -------  ------

INTEREST INCOME:
 Mortgage securities collateral       $55,193   $58,903  $7,183
 Receivable from Parent                     -         -       2
                                      -------   -------  ------
  Total interest income                55,193    58,903   7,185

Interest expense on collateralized
 mortgage securities                   55,281    58,903   7,183
                                      -------   -------  ------

   Net interest income (expense)          (88)        -       2
                                      -------   -------  ------

OTHER EXPENSES:
 Management fees                           10        10       3
 Professional fees and other               15        18       3
                                      -------   -------  ------

  Total other expenses                     25        28       6
                                      -------   -------  ------


Net loss                              $  (113)  $   (28) $   (4)
                                      =======   =======  ======


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                       STATEMENT OF STOCKHOLDER'S EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)



                         COMMON STOCK
                        --------------  PAID-IN   ACCUMULATED
                        SHARES  AMOUNT  CAPITAL     DEFICIT     TOTAL
                        ------  ------  --------  ------------  -----

Balance at
 January 1, 1994          1       $1    $   9        $   -     $  10

Conversion of note
 payable to equity        -        -      698            -       698

Capital distribution      -        -     (265)           -      (265)

Net loss                  -        -        -           (4)       (4)
                          -       --    -----        -----     -----

Balance at
 December 31, 1994        1        1      442           (4)      439

Capital contribution      -        -       19            -        19

Net loss                  -        -        -          (28)      (28)
                          -       --    -----        -----     -----

Balance at
 December 31, 1995        1        1      461          (32)      430

Capital contribution      -        -       13            -        13

Net loss                  -        -        -         (113)     (113)
                          -       --    -----        -----     -----

Balance at
 December 31, 1996        1       $1    $ 474        $(145)    $ 330
                          =       ==    =====        =====     =====




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)



                                                 YEAR ENDED DECEMBER 31
                                            --------------------------------
                                               1996       1995       1994
                                            ---------  ---------  ----------

OPERATING ACTIVITIES:
 Net loss                                   $   (113)  $    (28)  $      (4)
 Noncash item - amortization
  of discount and premium                         66        201          90
 Net change in other assets and
  accrued expenses                                10          8         271
                                            --------   --------   ---------
     Net cash provided (used) by
      operating activities                       (37)       181         357
                                            --------   --------   ---------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Mortgage investments transferred
   from Parent                                     -          -    (725,008)
  Principal collections on collateral         77,716     49,207       3,492
  Decrease (increase) in accrued
   interest receivable                           484        305      (4,675)
  Increase in short-term investments              (7)         -           -
                                            --------   --------   ---------
     Net cash provided (used) by
      investing activities                    78,193     49,512    (726,191)
                                            --------   --------   ---------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Issuance of securities                           -          -     725,008
  Principal payments on securities           (77,716)   (49,207)     (3,581)
  Increase (decrease) in accrued
   interest payable                             (455)      (506)      4,674
 Payments to Parent                                -          -          (2)
 Contribution (distribution) of capital           13         19        (265)
                                            --------   --------   ---------
     Net cash provided (used) by
      financing activities                   (78,158)   (49,694)    725,834
                                            --------   --------   ---------

Net change in cash and cash equivalents           (2)        (1)          -

Cash and cash equivalents at beginning
 of year                                           2          3           3
                                            --------   --------   ---------

Cash and cash equivalents at end of year    $      -   $      2   $       3
                                            ========   ========   =========

Noncash conversion of note payable to
 Parent to paid-in capital                  $      -   $      -   $     698
                                            ========   ========   =========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



NOTE A - BUSINESS

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992, as a special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. Capstead Inc. acquired the Company from Capstead Mortgage Corporation ("CMC"), the parent of Capstead Inc., on August 10, 1994 pursuant to a Stock Purchase Agreement prior to commencement of operations; however, control of the Company was transferred back to CMC on December 21, 1995 pursuant to an Agreement and Plan of Merger (see Note G). Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

NOTE B - ACCOUNTING POLICIES

USE OF ESTIMATES
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SECURITIES HELD-TO-MATURITY
---------------------------

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

MORTGAGE SECURITIES COLLATERAL
------------------------------

Mortgage securities collateral consists of debt securities classified as held-to-maturity. Amortized cost is adjusted for amortization of premiums and discounts over the estimated life of the security using the interest method. Such amortization is included in related interest income.

Mortgage securities collateral is subject to changes in value because of changes in interest rates and rates of prepayment, as well as failure of the mortgagor to perform under the mortgage agreement. The Company has limited its exposure to these risks by issuing collateralized mortgage securities, using a senior/subordinate structure (see Note F).

ALLOWANCE FOR POSSIBLE LOSSES
-----------------------------

The Company provides for possible losses on its investments in amounts which it believes are adequate relative to the risk inherent in such investments.

COLLATERALIZED MORTGAGE SECURITIES
----------------------------------

Collateralized mortgage securities are carried at their unpaid principal balances, net of unamortized discount or premium. Any discount or premium is recognized as an adjustment to interest expense by the interest method over the life of the related securities.

INCOME TAXES
------------

Since its inception through August 9, 1994, the Company operated as a qualified real estate investment trust ("REIT") subsidiary of CMC, which itself is a REIT, and was combined with CMC for federal income tax purposes. REITs are not taxed at the corporate level provided that certain requirements are met. From August 10, 1994 through December 21, 1995 the Company was consolidated for income tax purposes with Capstead Inc., which is not a REIT; however, due to losses incurred during this period, no provision was made for federal income taxes. Beginning December 21, 1995 the Company once again began operating as a qualified REIT subsidiary of CMC.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets would be recorded as sales. The Company will adopt this pronouncement on January 1, 1997. Since the Company generally acquires mortgage assets from affiliates at market prices as determined by securitization proceeds, this adoption is not expected to have a material impact on the results of operations or financial position of the Company.

NOTE C - MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral consists of conventional single-family mortgage loans which are pledged to secure repayment of the collateralized mortgage securities. All principal and interest payments on the collateral are remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the collateral and the reinvestment income earned thereon is available for payment of principal and interest on the collateralized mortgage securities. The components of mortgage securities collateral are summarized as follows (in thousands):

                                        DECEMBER 31
                                    -------------------
                                      1996       1995
                                    --------   --------

     Mortgage collateral            $653,515   $731,231
     Short-term investments                7          -
     Accrued interest receivable       3,885      4,369
                                    --------   --------
      Total collateral               657,407    735,600
     Unamortized discount            (48,197)   (54,313)
                                    --------   --------

     Net collateral                 $609,210   $681,287
                                    ========   ========

The weighted average effective interest rate for mortgage securities collateral was 8.68% and 8.40% during 1996 and 1995, respectively.

NOTE D - COLLATERALIZED MORTGAGE SECURITIES

Each series of collateralized mortgage securities consists of various classes, some of which may be deferred interest, interest-only and principal-only securities. Interest is payable monthly at specified rates for all classes other than deferred interest securities. Generally, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal will be made on any class until all classes having an earlier stated maturity have been paid in full. Generally, payments of principal and interest on deferred interest securities will commence only upon payment in full of some or all other classes. Prior to that time, interest accrues on the deferred interest securities and the amount accrued is added to the unpaid principal balance. Interest payments on interest-only bonds are based on a specified notional amount used only for the calculation of interest and no payments of principal are made. Principal-only bonds remit principal payments and no interest is paid.

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                DECEMBER 31
                                          -------------------------
                                             1996           1995
                                          -----------    ----------

 Collateralized mortgage securities       $653,514         $731,230
 Accrued interest payable                    3,713            4,168
                                          --------         --------
  Total obligation                         657,227          735,398
 Unamortized discount                      (48,369)         (54,551)
                                          --------         --------

 Net obligation                           $608,858         $680,847
                                          ========         ========

Range of average interest rate         6.36% to 8.11%   6.36% to 8.09%
Stated maturities                       2024 to 2025     2024 to 2025
Number of series                              3                3

The maturity of each series of securities is directly affected by the rate of principal prepayments on the related mortgage securities collateral. Each series of securities is also subject to redemption at the Company's option provided that certain requirements specified in the related indenture have been met (referred to as "clean-up calls"). As a result, the actual maturity of any series of securities is likely to occur earlier than its stated maturity.

The weighted average effective interest rate for collateralized mortgage securities was 8.69% and 8.40% during 1996 and 1995, respectively. Interest payments on collateralized mortgage securities of $47,853,000, $48,530,000 and $2,100,000 were made during 1996, 1995 and 1994, respectively.

NOTE E - DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amount of cash and cash equivalents approximates fair value. The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by CMC's lenders in connection with designating collateral for repurchase arrangements. The fair value of collateralized mortgage securities is dependent upon the characteristics of the mortgage securities collateral pledged to secure the issuance. Therefore, fair value was based on the same method used for determining fair value for the underlying mortgage securities collateral, adjusted for credit enhancements.

The following table summarizes the fair value of financial instruments (in thousands):

                                        DECEMBER 31, 1996
                                      ---------------------
                                       CARRYING     FAIR
                                        AMOUNT      VALUE
                                       --------   ---------
ASSETS
 Mortgage securities collateral        $609,210   $646,009

LIABILITIES
 Collateralized mortgage securities     608,858    654,581

                                        DECEMBER 31, 1995
                                      ---------------------
                                       CARRYING     FAIR
                                        AMOUNT      VALUE
                                       --------   --------
ASSETS
 Cash and cash equivalents             $      2   $      2
 Mortgage securities collateral         681,287    725,158

LIABILITIES
 Collateralized mortgage securities     680,847    743,850

The tables above reflect the estimated fair value of mortgage securities collateral and cash equivalents as of December 31, 1996 and 1995, which reflect gross unrealized gains of $36.8 million and $43.9 million, respectively.

NOTE F - ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 1996.

Since 25% of mortgage securities collateral is secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

NOTE G - CHANGE IN CONTROL

On August 9, 1994, the Company amended its Certificate of Incorporation to revise certain provisions thereof to meet current rating agency criteria and to change its name to CMC Securities Corporation IV. Pursuant to a Stock Purchase Agreement dated August 10, 1994, CMC sold all of the issued and outstanding shares of capital stock in the Company to Capstead Inc. for $708,000. Such amount was funded by an advance from CMC to Capstead Inc. under a revolving credit facility between such companies.

Pursuant to an Agreement and Plan of Merger dated December 21, 1995 (the "Agreement") between the Company and CMC Securities Corporation IV-A ("CMCSC IV-A"), a newly formed and wholly-owned subsidiary of CMC with a corporate charter and organizational structure identical in almost all respects to that of the Company, the Company merged with and into CMCSC IV-A, whereby the existence of the Company ceased and CMCSC IV-A acquired all of the assets and assumed all of the liabilities of the Company as the surviving entity. CMCSC IV-A paid Capstead Inc. $430,000 as merger consideration that had been contributed to CMCSC IV-A by CMC. As a part of the merger, CMCSC IV-A changed its name to CMC Securities Corporation IV.

NOTE H - MANAGEMENT AGREEMENT

The Company operates under a $10,000 per year management agreement with CMC (the "Manager"). The agreement provides that the Manager will advise the Company with respect to all facets of its business and administer the day-to-day operations of the Company under the supervision of the Company's Board of Directors. The Manager pays among other things, salaries and benefits of its personnel, accounting fees and expenses, and other office expenses incurred in supervising and monitoring the Company's investments.

NOTE I - TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Under the servicing agreements, Capstead Inc. retains from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. At December 31, 1996, Capstead Inc. serviced approximately 76% of the mortgage loans securing collateralized mortgage securities. Servicing fees of $1,225,000, $1,418,000 and $149,000 were retained by Capstead Inc. in 1996, 1995 and 1994, respectively.

CMC acts as administrator ("Bond Administrator") in relation to the Company's collateralized mortgage securities in which it performs certain administrative functions. The Bond Administrator receives fees of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $341,000, $351,000 and $39,000 in 1996, 1995 and 1994, respectively.

During 1994 and 1995 the Company had a $20 million revolving subordinated promissory note with Capstead Inc. under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matured January 1, 1996 and has been replaced with a $1 million note with CMC that contains similar terms and expires January 1, 1998.

In connection with securitization activity in 1994, Capstead Inc. transferred conventional mortgage loans to collateralize the issuances. These loans were transferred at an amount equal to the net proceeds of the transactions. Capstead Inc. absorbed issuance costs totaling $986,000. In connection with these issuances, the Company sold $19,776,000 of interest-only, principal-only and subordinate bonds to an affiliate.

NOTE J - NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                               1996               1995               1994
                        ------------------  -----------------  ----------------
                                  AVERAGE            AVERAGE           AVERAGE
                         AMOUNT   RATE      AMOUNT   RATE      AMOUNT  RATE
                        --------  --------  -------  --------  ------  --------
Interest income on
 mortgage securities
 collateral             $55,193     8.68%   $58,903    8.40%   $7,183    7.99%
Interest expense on
 collateralized
 mortgage securities     55,281     8.69     58,903    8.40     7,183    7.99
                        -------             -------            ------

Net interest expense    $   (88)            $     -            $    -
                        =======             =======            ======


The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                               1996/1995
                                      ---------------------------
                                       RATE     VOLUME    TOTAL
                                      -------  --------  --------
Interest income on mortgage
 securities collateral                $1,909   $(5,619)  $(3,710)
Interest expense on collateralized
 mortgage securities                   2,037    (5,659)   (3,622)
                                      ------   -------   -------

                                      $ (128)  $    40   $   (88)
                                      ======   =======   =======

                                               1995/1994
                                      --------------------------
                                       RATE     VOLUME    TOTAL
                                      ------   -------   -------
Interest income on mortgage
 securities collateral                $  382   $51,338   $51,720
Interest expense on collateralized
 mortgage securities                     380    51,340    51,720
                                      ------   -------   -------

                                      $    2   $    (2)  $     -
                                      ======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

                                                                           PAGE
                                                                           ----
     1. The following financial statements of the Company are included in ITEM 8:

           Balance Sheet - December 31, 1996 and 1995                        5
           Statement of Operations - Three Years Ended
             December 31, 1996                                               6
           Statement of Stockholder's Equity -
             Three Years Ended December 31, 1996                             7
           Statement of Cash Flows -
             Three Years Ended December 31, 1996 and 1995                    8
           Notes to Financial Statements - December 31, 1996                 9

     2.    Financial Statement Schedules:  None.

           All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.    Exhibits:

           EXHIBIT
           NUMBER
           -------

           2.1   Stock Purchase Agreement dated as of August 10, 1994(4)
           3.1   Certificate of Amendment of the Certificate of
                 Incorporation of the Company dated August 9, 1994(4)
           3.2   Certificate of Incorporation(1)
           3.3   Bylaws(1)
           3.2   Certificate of Merger of the Company into CMCSC IV-A,
                 filed and Certified on December 21, 1995 with the
                 Secretary of State of Delaware*
           3.3   Bylaws of CMCSC IV-A*
           3.4   Certificate of Incorporation of CMCSC IV-A, as filed with
                 the Secretary of State of Delaware on December 13, 1995*
           4.1   Form of Indenture between Registrant and Texas
                 Commerce Bank, National Association, as Trustee(1)
           4.2   Form of First Supplement to the Indenture(5)
           4.3   Form of Second Supplement to the Indenture(6)
           4.4   Form of Third Supplement to the Indenture(7)
          10.1   Form of Pooling and Administrative Agreement(1)
          10.2   Form of Servicing Agreement(1)
          10.4   Management Agreement between Registrant and
                 Capstead Advisers, Inc. dated January 1, 1993(2)
          10.5   Amended Management Agreement between Registrant
                 and Capstead Advisers, Inc. dated October 1, 1993(3)
          23     Consent of Ernst & Young LLP, Independent Auditors*
          27     Financial Data Schedule*

                                    PART IV

(b) Reports on Form 8-K:  None.

(c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.



_________________
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-47912) filed May 14, 1992
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993
(4) Previously filed with the Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1994
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 31,1994
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 30, 1994
*   Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CMC SECURITIES CORPORATION IV
                                                       REGISTRANT


Date:  March 7, 1997                      By:     /s/ ANDREW F. JACOBS
                                             ---------------------------------
                                                    Andrew F. Jacobs
                                              Senior Vice President-Control,
                                            Treasurer, Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                Chairman, Chief                March 7, 1997
-------------------------------    Executive Officer
    (Ronn K. Lytle)                and Director



/s/ ANDREW F. JACOBS             Senior Vice President          March 7, 1997
-------------------------------    Control, Treasurer,
    (Andrew F. Jacobs)             Secretary and Director




/s/ MAURICE MCGRATH              Director                       March 7, 1997
-------------------------------
    (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.