Form 10-Q
period 1997-03-31
CMC SECURITIES CORP IV
filed 1997-05-13
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    -------------------
COMMISSION FILE NUMBER:  33-47912

                         CMC SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                        75-2431915
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)       Identification No.)

          2711 NORTH HASKELL, DALLAS, TEXAS          75204
      (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                               -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                           1,000 as of May 8, 1997

================================================================================

                         CMC SECURITIES CORPORATION IV
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX


                        PART I. -- FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

ITEM 1. Financial Statements

 Balance Sheet -- March 31, 1997 and December 31, 1996..............    1

 Statement of Operations -- Quarter Ended March 31, 1997 and 1996...    2

 Statement of Cash Flows -- Quarter Ended March 31, 1997 and 1996...    3

 Notes to Financial Statements......................................    4

ITEM 2. Management'S DISCUSSION AND ANALYSIS OF
        Financial Condition and Results of Operations...............    6

                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...........................     6

SIGNATURES.........................................................     7

                         CMC SECURITIES CORPORATION IV
                       PART I. -- FINANCIAL INFORMATION
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

         ITEM 1. FINANCIAL STATEMENTS

                                         MARCH 31, 1997     DECEMBER 31, 1996
                                         --------------     -----------------
                                           (UNAUDITED)
ASSETS
 Mortgage securities collateral              $592,568            $609,210
                                             ========            ========

LIABILITIES
 Collateralized mortgage securities          $592,238            $608,858
 Accrued expenses                                  25                  22
                                             --------            --------

                                              592,263             608,880
                                             --------            --------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                   1                   1
 Paid-in capital                                  482                 474
 Accumulated deficit                             (178)               (145)
                                             --------            --------

                                                  305                 330
                                             --------            --------

                                             $592,568            $609,210
                                             ========            ========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                QUARTER ENDED MARCH 31
                                               ------------------------
                                                  1997         1996
                                               -----------  -----------

Interest income on mortgage
 securities collateral                            $12,940      $14,432

Interest expense on collateralized
 mortgage securities                               12,962       14,454
                                                  -------      -------

   Net interest income                                (22)         (22)
                                                  -------      -------

Other expenses:
 Management fees                                        3            3
 Professional fees and other                            8            9
                                                  -------      -------

  Total other expenses                                 11           12
                                                  -------      -------

Net loss                                          $   (33)     $   (34)
                                                  =======      =======

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           QUARTER ENDED
                                                              MARCH 31
                                                        --------------------
                                                          1997       1996
                                                        ---------  ---------
OPERATING ACTIVITIES:
 Net loss                                               $    (33)  $    (34)
 Net change in other assets and accrued expenses               3          3
 Noncash item - amortization of discount and premium          15         12
                                                        --------   --------

   Net cash used by operating activities                     (15)       (19)
                                                        --------   --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                     18,054     21,485
  Decrease in accrued interest receivable                    112        137
                                                        --------   --------

   Net cash provided by investing activities              18,166     21,622
                                                        --------   --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities                       (18,054)   (21,485)
  Decrease in accrued interest payable                      (105)      (127)
 Capital contribution                                          8          7
                                                        --------   --------

   Net cash used by financing activities                 (18,151)   (21,605)
                                                        --------   --------

Net change in cash and cash equivalents                        -         (2)

Cash and cash equivalents at beginning of period               -          2
                                                        --------   --------

Cash and cash equivalents at end of period              $      -   $      -
                                                        ========   ========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the period ended December 31, 1996.

NOTE B -- DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

The estimated fair values of mortgage securities collateral have been determined by using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair values of mortgage securities collateral were estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements.

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                 MARCH 31, 1997    DECEMBER 31, 1996
                                 --------------    -----------------

     Carrying amount                 $592,568           $609,210
     Unrealized gains                  30,896             36,799
     Unrealized losses                      -                  -
                                     --------           --------

      Fair value                     $623,464           $646,009
                                     ========           ========

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions have occurred.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                          QUARTER ENDED MARCH 31
                               -------------------------------------------
                                      1997                     1996
                               ------------------       ------------------
                                         AVERAGE                  AVERAGE
                                AMOUNT     RATE          AMOUNT     RATE
                               --------  --------       --------  --------
Interest income on mortgage
 securities collateral         $12,940      8.72%       $14,432      8.69%
Interest expense on
 collateralized mortgage
 securities                     12,962      8.73         14,454      8.70
                               -------                  -------

Net interest                   $   (22)                 $   (22)
                               =======                  =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                     RATE*      VOLUME*       TOTAL
                                     ------     --------     --------

Interest income on mortgage
 securities collateral                 $53      $(1,545)     $(1,492)
Interest expense on
 collateralized mortgage
 securities                             55       (1,547)      (1,492)
                                       ---      -------      -------

                                       $(2)     $     2      $     -
                                       ===      =======      =======

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

Since inception the Company has issued approximately $784 million of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company did not issue any CMOs during the first quarter of 1997.

The Company's net losses are due to operational costs incurred (management and professional fees).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

All ongoing CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest.
The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.


                          PART II. -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None.

     Exhibit 27 Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CMC SECURITIES CORPORATION IV



Date:  May 8, 1997                  By /s/ RONN K. LYTLE
                                       ------------------------------------
                                       Ronn K. Lytle
                                       Chairman and Chief Executive Officer



Date:  May 8, 1997                  By /s/ ANDREW F. JACOBS
                                       ------------------------------------
                                       Andrew F. Jacobs
                                       Senior Vice President - Control
                                       and Treasurer