Form 10-Q
period 1997-06-30
CMC SECURITIES CORP IV
filed 1997-08-13
CIK 887507

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------
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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                                ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                        1,000 as of August 1, 1997

                         CMC SECURITIES CORPORATION IV
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                       PART I. -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
ITEM 1. Financial Statements

 Balance Sheet -- June 30, 1997 and December 31, 1996...............     1

 Statement of Operations - Quarter and Six Months
  Ended June 30, 1997 and 1996......................................     2

 Statement of Cash Flows - Six Months Ended June 30, 1997 and 1996..     3

 Notes to Financial Statements......................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............     6

                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K............................     6

SIGNATURES..........................................................     7

                         CMC SECURITIES CORPORATION IV
                       PART I. --  FINANCIAL INFORMATION
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1. FINANCIAL STATEMENTS

                                         JUNE 30, 1997      DECEMBER 31, 1996
                                         -------------      -----------------
                                          (UNAUDITED)
ASSETS
 Mortgage securities collateral             $579,574            $609,210
                                            ========            ========
LIABILITIES
 Collateralized mortgage securities         $579,266            $608,858
 Accrued expenses                                 28                  22
                                            --------            --------
                                             579,294             608,880
                                            --------            --------
STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                  1                   1
 Paid-in capital                                 484                 474
 Accumulated deficit                            (205)               (145)
                                            --------            --------
                                                 280                 330
                                            --------            --------
                                            $579,574            $609,210
                                            ========            ========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                         QUARTER ENDED      SIX MONTHS ENDED
                                            JUNE 30              JUNE 30
                                       ------------------  -----------------
                                         1997      1996      1997      1996
                                       -------   -------   -------   -------
Interest income on
 mortgage securities collateral        $12,281   $13,843   $25,221   $28,275

Interest expenses on collateralized
 mortgage securities                    12,303    13,865    25,265    28,319
                                       -------   -------   -------   -------
   Net interest expense                    (22)      (22)      (44)      (44)
                                       -------   -------   -------   -------
Other expenses:
 Management fees                             2         2         5         5
 Professional fees and other                 3         3        11        12
                                       -------   -------   -------   -------
  Total other expenses                       5         5        16        17
                                       -------   -------   -------   -------

Net loss                               $   (27)  $   (27)  $   (60)  $   (61)
                                       =======   =======   =======   =======

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              SIX MONTHS ENDED JUNE 30
                                             --------------------------
                                                 1997          1996
                                             ------------  ------------

OPERATING ACTIVITIES:
 Net loss                                       $    (60)     $    (61)
 Net change in other assets and
  accrued expenses                                     6             6
 Noncash item - amortization of
  discount and premium                                33            33
                                                --------      --------
   Net cash used by
     operating activities                            (21)          (22)
                                                --------      --------
INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral             32,095        42,375
  Decrease in accrued interest receivable            198           271
  Increase in short-term investments                   -            (8)
                                                --------      --------
   Net cash provided by
     investing activities                         32,293        42,638
                                                --------      --------
FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities               (32,095)      (42,375)
  Decrease in accrued interest payable              (187)         (253)
 Capital contribution                                 10            10
                                                --------      --------
   Net cash used by financing
     activities                                  (32,272)      (42,618)
                                                --------      --------
Net change in cash and cash equivalents                -            (2)

Cash and cash equivalents at beginning
 of period                                             -             2
                                                --------      --------
Cash and cash equivalents at end of
 period                                         $      -      $      -
                                                ========      ========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the period ended December 31, 1996.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                            JUNE 30, 1997    DECEMBER 31, 1996
                            -------------    -----------------

     Carrying amount           $579,574           $609,210
     Unrealized gains            43,729             36,799
     Unrealized losses                -                  -
                               --------           --------
      Fair value               $623,303           $646,009
                               ========           ========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the six months ended June 30, 1997 or 1996.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                               QUARTER ENDED JUNE 30
                                         ------------------------------------
                                                1997               1996
                                         -----------------   ----------------
                                                   AVERAGE            AVERAGE
                                         AMOUNT     RATE     AMOUNT    RATE
                                         -------   -------   -------  -------
Interest income on mortgage
 securities collateral                   $12,281    8.43%    $13,843   8.61%
Interest expense on
 collateralized mortgage securities       12,303    8.45      13,865   8.63
                                         -------             -------
Net interest                             $   (22)            $   (22)
                                         =======             =======

                                             SIX MONTHS ENDED JUNE 30
                                         ------------------------------------
                                                1997             1996
                                         -----------------   ----------------
                                                   AVERAGE            AVERAGE
                                         AMOUNT     RATE     AMOUNT    RATE
                                         ------    -------   -------  -------
Interest income on mortgage
 securities collateral                   $25,221    8.55%    $28,275   8.65%
Interest expense on
 collateralized mortgage securities       25,265    8.57      28,319   8.67
                                         -------             -------
Net interest                             $   (44)            $   (44)
                                         =======             =======

The following table summarizes changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and six months ended June 30, 1997, compared to the same periods in 1996 (in thousands):

                                            QUARTER ENDED JUNE 30, 1997
                                         ----------------------------------
                                         RATE*         VOLUME*       TOTAL
                                         -----        --------      -------

Interest income on mortgage
 securities collateral                   $(284)       $(1,278)      $(1,562)
Interest expense on
 collateralized mortgage securities       (281)        (1,281)       (1,562)
                                         -----        -------       -------
                                         $  (3)       $     3       $     -
                                         =====        =======       =======

                                           SIX MONTHS ENDED JUNE 30, 1997
                                         ----------------------------------
                                         RATE*         VOLUME*       TOTAL
                                         -----        --------      -------
Interest income on mortgage
 securities collateral                   $(307)       $(2,747)      $(3,054)
Interest expense on
 collateralized mortgage securities       (307)        (2,747)       (3,054)
                                         -----        -------       -------
                                         $   -        $     -       $     -
                                         =====        =======       =======

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

Since inception the Company has issued approximately $784 million of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company has not issued any CMOs since 1994.

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


                                             CMC SECURITIES CORPORATION IV



Date:  August 1, 1997                   By: /s/ RONN K. LYTLE
                                            ------------------------------------
                                            Ronn K. Lytle
                                            Chairman and Chief Executive Officer



Date:  August 1, 1997                   By: /s/ ANDREW F. JACOBS
                                            ------------------------------------
                                            Andrew F. Jacobs
                                            Senior Vice President - Control
                                              and Treasurer