Form 10-Q
period 1997-09-30
CMC SECURITIES CORP IV
filed 1997-11-14
CIK 887507

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                     1,000 as of November 13, 1997

================================================================================

                         CMC SECURITIES CORPORATION IV
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                       PART I. -- FINANCIAL INFORMATION


                                                              PAGE
                                                              ----
ITEM 1.   Financial Statements

  Balance Sheet -- September 30, 1997 (Unaudited)
    and December 31, 1996...................................    1

  Statement of Operations -- Quarter and Nine Months
    Ended September 30, 1997 and 1996 (Unaudited)...........    2

  Statement of Cash Flows -- Nine Months Ended
    September 30, 1997 and 1996 (Unaudited).................    3

  Notes to Financial Statements (Unaudited).................    4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....    7

                         PART II. -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..................    7


SIGNATURES..................................................    8

                       PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION IV
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1.   FINANCIAL STATEMENTS

                                         SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                         ------------------    -----------------
                                             (UNAUDITED)
ASSETS
 Mortgage securities collateral               $842,994             $609,210
                                              ========             ========

LIABILITIES
 Collateralized mortgage securities           $842,708             $608,858
 Accrued expenses                                   30                   22
                                              --------             --------

                                               842,738              608,880
                                              --------             --------


STOCKHOLDER'S EQUITY
 Common stock -- $1 par value,
  1,000 shares authorized, issued
  and outstanding                                    1                    1
 Paid-in capital                                   486                  474
 Accumulated deficit                              (231)                (145)
                                              --------             --------

                                                   256                  330
                                              --------             --------

                                              $842,994             $609,210
                                              ========             ========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                        QUARTER ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                 -----------------------------    -------------------------
                                                      1997           1996             1997          1996
                                                 ------------      -----------    ----------     ----------

Interest income on mortgage
 securities collateral                                $12,846       $13,799          $38,067        $42,074

Interest expense on
 collateralized mortgage securities                    12,868        13,821           38,133         42,140
                                                      -------       -------          -------        -------

Net interest income                                       (22)          (22)             (66)           (66)
                                                      -------       -------          -------        -------

Other expenses:
 Management fees                                            3             3                8              8
 Professional fees and other                                1             1               12             13
                                                      -------       -------          -------        -------

  Total other expenses                                      4             4               20             21
                                                      -------       -------          -------        -------

Net loss                                              $   (26)      $   (26)         $   (86)       $   (87)
                                                      =======       =======          =======        =======

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                            NINE MONTHS ENDED SEPTEMBER 30
                                           --------------------------------
                                                 1997             1996
                                           ----------------  --------------
OPERATING ACTIVITIES:
 Net loss                                        $     (86)       $    (87)
 Net change in other assets and
  accrued expenses                                       8               8
 Noncash item - amortization of
  discount and premium                                  48              50
                                                 ---------        --------
     Net cash used by operating
      activities                                       (30)            (29)
                                                 ---------        --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Mortgage collateral acquired
   from affiliate                                 (284,672)              -
  Principal collections on collateral               57,096          62,055
  Decrease (increase) in accrued
   interest receivable                              (1,536)            389
  Increase in short-term investments                     -              (7)
                                                 ---------        --------
     Net cash provided (used) by
      investing activities                        (229,112)         62,437
                                                 ---------        --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Issuance of securities                           284,672               -
  Principal payments on securities                 (57,096)        (62,055)
  Increase (decrease) in accrued
   interest payable                                  1,554            (366)
 Capital contribution                                   12              11
                                                 ---------        --------
     Net cash provided (used) by
      financing activities                         229,142         (62,410)
                                                 ---------        --------

Net change in cash and cash equivalents                  -              (2)

Cash and cash equivalents at
 beginning of period                                     -               2
                                                 ---------        --------

Cash and cash equivalents at end
 of period                                       $       -        $      -
                                                 =========        ========

See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1996.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                          SEPTEMBER 30, 1997  DECEMBER 31, 1996
                          ------------------  -----------------
     Carrying amount          $842,994            $609,210
     Unrealized gains           47,893              36,799
     Unrealized losses               -                   -
                              --------            --------

      Fair value              $890,887            $646,009
                              ========            ========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 1997 or during 1996.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                     QUARTER ENDED SEPTEMBER 30
                                       ------------------------------------------------------
                                                  1997                          1996
                                       ---------------------------      ---------------------
                                                           AVERAGE                    AVERAGE
                                       AMOUNT                RATE       AMOUNT          RATE
                                       ------              -------      ------        -------
Interest income on mortgage
 securities collateral                 $ 12,846             8.08%       $ 13,799         8.81%
Interest expense on
 collateralized mortgage securities      12,868             8.09          13,821         8.83
                                       --------                         --------

Net interest income                    $    (22)                        $    (22)
                                       ========                         ========

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                       ------------------------------------------------------
                                                  1997                          1996
                                       ---------------------------      ---------------------
                                                           AVERAGE                    AVERAGE
                                       AMOUNT                RATE       AMOUNT          RATE
                                       ------              -------      ------        -------
Interest income on mortgage
 securities collateral                 $ 38,067             8.33%       $ 42,074         8.70%
Interest expense on
 collateralized mortgage securities      38,133             8.34          42,140         8.72
                                       --------                         --------

Net interest income                    $    (66)                        $    (66)
                                       ========                         ========

The following table summarizes changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 (in thousands):

                                                   QUARTER ENDED SEPTEMBER 30, 1997
                                        ---------------------------------------------------
                                          RATE*                VOLUME*                TOTAL
                                        -------                -------               ------
Interest income on mortgage
 securities collateral                  $ (1,160)              $    207              $   (953)
Interest expense on
 collateralized mortgage securities       (1,161)                   208                  (953)
                                        --------               --------                ------

                                        $      1               $     (1)               $    -
                                        ========               ========                ======

                                                NINE MONTHS ENDED SEPTEMBER 30, 1997
                                        ---------------------------------------------------
                                          RATE*                VOLUME*                TOTAL
                                        -------                -------               ------
Interest income on mortgage
 securities collateral                  $ (1,770)              $ (2,237)             $ (4,007)
Interest expense on
 collateralized mortgage securities       (1,769)                (2,238)               (4,007)
                                        --------               --------              --------

                                        $     (1)              $      1              $      -
                                        ========               ========              ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NOTE D -- MORTGAGE SECURITIES COLLATERAL

On September 30, 1997, the Company acquired from an affiliate conventional mortgage loans with an unpaid principal balance of $281.2 million and an average coupon interest rate of 8.04% as collateral for the issuance of CMO Series 1997-NAMC 3 (See Note E). These loans were acquired at an amount equal to the net proceeds of the issuance.

NOTE E -- COLLATERALIZED MORTGAGE SECURITIES

On September 30, 1997, the Company issued CMO Series 1997-NAMC 3 with a 30-year stated maturity, an average coupon interest rate of 8.04% and a total obligation (including accrued interest and premium) of $287 million. The Company retained no beneficial interest in this CMO and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. The issuance was accounted for as a financing.

NOTE F -- SUBSEQUENT EVENT

On October 29, 1997, the Company issued CMO Series 1997-II with an issue balance of $938 million secured by $938 million of mortgage collateral obtained from an affiliate. The Company retained no beneficial interest in this CMO and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. The issuance was accounted for as a financing. Capstead Mortgage Corporation, the parent of the Company, retained a $126 million interest in the issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992 as a limited purpose finance corporation, and is a wholly-owned subsidiary of Capstead Mortgage Corporation.

During the quarter ended September 30, 1997, the Company issued CMO Series 1997-I with an issue balance of $285 million. The issuance has been accounted for as a financing.

Since inception the Company has issued approximately $1.07 billion of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. These issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet.

The Company's net losses are due to operational costs incurred (management and professional fees) and the amortization of unrecovered shelf issuance costs.

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


                                    CMC SECURITIES CORPORATION IV



Date:  November 13, 1997            By /s/ RONN K. LYTLE
                                       ------------------------------------
                                       Ronn K. Lytle
                                       Chairman and Chief Executive Officer



Date:  November 13, 1997            By /s/ ANDREW F. JACOBS
                                       ------------------------------------
                                       Andrew F. Jacobs
                                       Senior Vice President - Control
                                         and Treasurer