Form 10-K
period 1997-12-31
CMC SECURITIES CORP IV
filed 1998-03-23
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    --------------

COMMISSION FILE NUMBER:  33-47912

                          CMC SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                      75-2431915
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

      2711 NORTH HASKELL AVENUE                                 75204
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (214) 874-2323

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ]

AT MARCH 31, 1998 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 20, 1998:  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                          CMC SECURITIES CORPORATION IV

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                     PART I

ITEM  1.      BUSINESS...................................................       1

ITEM  2.      PROPERTIES.................................................       3

ITEM  3.      LEGAL PROCEEDINGS..........................................       3


                                     PART II

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS.........................       3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........       3

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................       4

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.....................      15


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K.....................................      16

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

Due to changing circumstances, control of the Company within CMC's consolidated group was changed twice during 1994 and 1995. In August 1994, CMC sold all the issued and outstanding shares of capital stock in the Company to Capstead Inc., CMC's subsidiary formed primarily to service single-family mortgage loans. On December 21, 1995, after CMC reached a decision to exit the mortgage conduit business, the Company was merged with and into a newly formed and wholly-owned subsidiary of CMC (with a corporate charter and organizational structure identical in almost all respects to that of the Company) ("CMCSC IV-A") whereby the existence of the Company ceased and CMCSC IV-A acquired all the assets and assumed all the liabilities of the Company as the surviving entity. As merger consideration to Capstead Inc., CMCSC IV-A paid an amount of $430,000 in cash that had been contributed by CMC. As a part of the merger, CMCSC IV-A changed its name to CMC Securities Corporation IV, and from December 21, 1995 forward has been referred to as the "Company."

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

On August 17, 1992 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of CMOs. The Company commenced operations with the September 30, 1994 issuance of its first series of CMOs. The Company did not issue any CMOs during 1996 or 1995. During 1997 the Company issued two series of CMOs (Series 1997-NAMC 3 and 1997-2) with total obligations (including accrued interest and premium) of $1.2 billion. The Company retained no beneficial interest in these CMOs, and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. These issuances were accounted for as financings. As of December 31, 1997, the Company had issued 5 series of CMOs with an aggregate original principal balance of $2,003,125,000, $173,179,000 of which were issued under the registration statement.

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

EMPLOYEES

At December 31, 1997 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

As compensation for its services rendered under a servicing agreement, the servicers retain a servicing fee, payable monthly, generally ? of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. At December 31, 1997 Capstead Inc. was servicing approximately 24% of the principal balance of the Company's mortgage loans. During 1997, 1996 and 1995, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $1,174,000, $1,225,000 and $1,418,000, respectively. In addition, CMC acts as administrator with respect to the Company's Non-Agency Certificates. During 1997, 1996 and 1995, CMC retained fees for administering the Non-Agency Certificates of $297,000, $341,000 and $351,000, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company commenced operations on September 30, 1994 with the issuance of its first series of CMOs. Two additional series of CMOs were issued in both 1994 and 1997. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. These issuances have been accounted for as financings. As financings, CMO collateral and Bonds are reflected on the balance sheet.

Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to these CMOs other than amortization of unreimbursed shelf issuance costs. The Company's net losses are due to this amortization and operational costs incurred (management fees and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing cash CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to service mortgage loans, and manage the Company's affairs. The Manager has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. In addition, the Manager has taken steps to ensure that the vendors it utilizes in various capacities and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by mid-1998. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation IV

We have audited the accompanying balance sheet of CMC Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1997 and 1996, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation IV at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Dallas, Texas
March 20, 1998

                          CMC SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           DECEMBER 31
                                                 ----------------------------
                                                     1997             1996
                                                 -----------      -----------
ASSETS
   Mortgage securities collateral                $ 1,728,030      $   609,210
   Cash and cash equivalents                               2               --
                                                 -----------      -----------

                                                 $ 1,728,032      $   609,210
                                                 ===========      ===========

LIABILITIES
   Collateralized mortgage securities            $ 1,727,766      $   608,858
   Accrued expenses                                       32               22
                                                 -----------      -----------

                                                   1,727,798          608,880
                                                 -----------      -----------

STOCKHOLDER'S EQUITY
   Common stock - $1 par value, 1,000 shares
     authorized, issued and outstanding                    1                1
   Paid-in capital                                       490              474
   Accumulated deficit                                  (257)            (145)
                                                 -----------      -----------

                                                         234              330
                                                 -----------      -----------

                                                 $ 1,728,032      $   609,210
                                                 ===========      ===========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31
                                       ------------------------------------
                                         1997          1996          1995
                                       --------      --------      --------
Interest income on
   mortgage securities collateral      $ 67,475      $ 55,193      $ 58,903

Interest expense on collateralized
   mortgage securities                   67,563        55,281        58,903
                                       --------      --------      --------

       Net interest expense                 (88)          (88)           --
                                       --------      --------      --------

Other expenses:
   Management fees                           10            10            10
   Professional fees and other               14            15            18
                                       --------      --------      --------

     Total other expenses                    24            25            28
                                       --------      --------      --------

Net loss                               $   (112)     $   (113)     $    (28)
                                       ========      ========      ========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                          COMMON STOCK
                          --------------    PAID-IN  ACCUMULATED
                          SHARES  AMOUNT    CAPITAL    DEFICIT    TOTAL
                          ------  ------    -------  -----------  -----
Balance at
   January 1, 1995           1     $   1     $ 442     $  (4)     $ 439

Capital contribution        --        --        19        --         19

Net loss                    --        --        --       (28)       (28)
                         -----     -----     -----     -----      -----

Balance at
   December 31, 1995         1         1       461       (32)       430

Capital contribution        --        --        13        --         13

Net loss                    --        --        --      (113)      (113)
                         -----     -----     -----     -----      -----

Balance at
   December 31, 1996         1         1       474      (145)       330

Capital contribution        --        --        16        --         16

Net loss                    --        --        --      (112)      (112)
                                   -----     -----     -----      -----

Balance at
   December 31, 1997         1     $   1     $ 490     $(257)     $ 234
                         =====     =====     =====     =====      =====



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31
                                             ---------------------------------------------
                                                 1997             1996             1995
                                             -----------      -----------      -----------
OPERATING ACTIVITIES:
   Net loss                                  $      (112)     $      (113)     $       (28)
   Net change in other assets and
     accrued expenses                                 10               10                8
   Noncash item - amortization
     of discount and premium                          61               66              201
                                             -----------      -----------      -----------
         Net cash provided (used) by
           operating activities                      (41)             (37)             181
                                             -----------      -----------      -----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Mortgage collateral acquired
       from affiliate                         (1,187,085)              --               --
     Principal collections on collateral          81,555           77,716           49,207
     Decrease (increase) in accrued
       interest receivable                        (7,060)             484              305
     Increase in short-term investments               (2)              (7)              --
                                             -----------      -----------      -----------
         Net cash provided (used) by
           investing activities               (1,112,592)          78,193           49,512
                                             -----------      -----------      -----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                    1,187,085               --               --
     Principal payments on securities            (81,555)         (77,716)         (49,207)
     Increase (decrease) in accrued
       interest payable                            7,089             (455)            (506)
   Capital contribution                               16               13               19
                                             -----------      -----------      -----------
         Net cash provided (used) by
           financing activities                1,112,635          (78,158)         (49,694)
                                             -----------      -----------      -----------

Net change in cash and cash equivalents                2               (2)              (1)

Cash and cash equivalents at beginning
   of year                                            --                2                3
                                             -----------      -----------      -----------

Cash and cash equivalents at end of year     $         2      $        --      $         2
                                             ===========      ===========      ===========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE A - BUSINESS

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992, as a special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. Capstead Inc. acquired the Company from Capstead Mortgage Corporation ("CMC"), the then parent of Capstead Inc., on August 10, 1994 pursuant to a Stock Purchase Agreement prior to commencement of operations; however, control of the Company was transferred back to CMC on December 21, 1995 pursuant to an Agreement and Plan of Merger (see Note G).

NOTE B - ACCOUNTING POLICIES

USE OF ESTIMATES

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

NOTE C - MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral consists of conventional single-family mortgage loans which are pledged to secure repayment of the collateralized mortgage securities. All principal and interest payments on the collateral are remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the collateral and the reinvestment income earned thereon are available for payment of principal and interest on the collateralized mortgage securities. The components of mortgage securities collateral are summarized as follows (in thousands):

                                                  DECEMBER 31
                                         ----------------------------
                                             1997             1996
                                         -----------      -----------
         Mortgage collateral             $ 1,749,592      $   653,515
         Short-term investments                    9                7
         Accrued interest receivable          10,945            3,885
                                         -----------      -----------
           Total collateral                1,760,546          657,407
         Unamortized discount                (32,516)         (48,197)
                                         -----------      -----------

         Net collateral                  $ 1,728,030      $   609,210
                                         ===========      ===========

The weighted average effective interest rate for mortgage securities collateral was 8.65% and 8.68% during 1997 and 1996, respectively.

During September and October of 1997, the Company acquired from affiliates conventional mortgage loans with unpaid principal balances of $281 million and $938 million as collateral for the issuances of CMO Series 1997-NAMC 3 and CMO Series 1997-II, respectively (see Note D). These loans were acquired at an amount equal to the net proceeds of the issuance.

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                  DECEMBER 31
                                          ----------------------------
                                             1997             1996
                                          -----------      -----------
   Collateralized mortgage securities     $ 1,749,592      $   653,514
   Accrued interest payable                    10,801            3,713
                                          -----------      -----------
     Total obligation                       1,760,393          657,227
   Unamortized discount                       (32,627)         (48,369)
                                          -----------      -----------

   Net obligation                         $ 1,727,766      $   608,858
                                          ===========      ===========

Range of average interest rate           6.36% to 8.16%   6.36% to 8.11%
Stated maturities                         2024 to 2027     2024 to 2025
Number of series                                5                3

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

The weighted average effective interest rate for collateralized mortgage securities was 8.66% and 8.69% during 1997 and 1996, respectively. Interest payments on collateralized mortgage securities of $52,621,000, $47,853,000 and $48,530,000 were made during 1997, 1996 and 1995, respectively.

During September and October of 1997, the Company issued CMO Series 1997-NAMC 3 and CMO Series 1997-II with 30-year stated maturities and total obligations (including accrued interest and premium) of $287 million and $950 million, respectively. The Company retained no beneficial interest in these CMOs and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. These issuances were accounted for as financings. CMC retained a $126 million interest in the issuance of CMO Series 1997-II.

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

The following table summarizes the fair value of financial instruments (in thousands):

                                         DECEMBER 31, 1997              DECEMBER 31, 1996
                                      ------------------------       ----------------------
                                       CARRYING         FAIR          CARRYING        FAIR
                                        AMOUNT          VALUE          AMOUNT         VALUE
                                      ----------     ---------       ----------      -------
ASSETS
   Cash and cash equivalents          $        2     $        2     $       --     $       --

   Mortgage securities collateral      1,728,030      1,791,145        609,210        646,009


LIABILITIES
   Collateralized mortgage
     securities                        1,727,766      1,807,150        608,858        654,581

The table above reflects the estimated fair value of mortgage securities collateral and cash equivalents as of December 31, 1997 and 1996, which reflect gross unrealized gains of $63.1 million and $36.8 million, respectively.

NOTE F - ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 1997.

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

NOTE I - TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Under the servicing agreements, Capstead Inc. retains from interest collected a servicing fee generally ? of 1% per annum of the outstanding principal balance of mortgage loans serviced. At December 31, 1997, Capstead Inc. serviced approximately 24% of the mortgage loans securing collateralized mortgage securities. Servicing fees of $1,174,000, $1,225,000 and $1,418,000 were retained by Capstead Inc. in 1997, 1996 and 1995, respectively.

CMC acts as administrator ("Bond Administrator") in relation to the Company's collateralized mortgage securities in which it performs certain administrative functions. The Bond Administrator receives fees of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $297,000, $341,000 and $351,000 in 1997, 1996 and 1995, respectively.

During 1995 the Company had a $20 million revolving subordinated promissory note with Capstead Inc. under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matured January 1, 1996 and has been replaced with a $1 million note with CMC that contains similar terms and expires January 1, 1999.

NOTE J - NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                      1997                      1996                    1995
                            ------------------------   -----------------------  ----------------------
                                             AVERAGE                   AVERAGE                 AVERAGE
                            AMOUNT            RATE     AMOUNT           RATE    AMOUNT           RATE
                            ------           -------   ------          -------  ------         -------
Interest income on
   mortgage securities
   collateral              $ 67,475           8.65%   $ 55,193          8.68%  $ 58,903          8.40%
Interest expense on
   collateralized
   mortgage securities       67,563           8.66      55,281          8.69     58,903          8.40
                           --------                   --------                 --------

Net interest expense       $    (88)                  $    (88)                $     --
                           ========                   ========                 ========

The following is a summary of the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                     1997/1996
                                       ------------------------------------
                                         RATE         VOLUME         TOTAL
                                       --------      --------      --------
Interest income on mortgage
   securities collateral               $   (166)     $ 12,448      $ 12,282
Interest expense on collateralized
   mortgage securities                     (191)       12,473        12,282
                                       --------      --------      --------

                                       $     25      $    (25)     $     --
                                       ========      ========      ========

                                                   1996/1995
                                       ---------------------------------
                                        RATE         VOLUME       TOTAL
                                       -------      -------      -------
Interest income on mortgage
   securities collateral               $ 1,909      $(5,619)     $(3,710)
Interest expense on collateralized
   mortgage securities                   2,037       (5,659)      (3,622)
                                       -------      -------      -------

                                       $  (128)     $    40      $   (88)
                                       =======      =======      =======


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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report:

                                                                                                 PAGE
                                                                                                 ----
        1.    The following financial statements of the Company are included in
              ITEM 8:

              Balance Sheet - December 31, 1997 and 1996                                           6
              Statement of Operations - Three Years Ended
                December 31, 1997                                                                  7
              Statement of Stockholder's Equity -
                Three Years Ended December 31, 1997                                                8
              Statement of Cash Flows -
                Three Years Ended December 31, 1997                                                9
              Notes to Financial Statements - December 31, 1997                                   10

        2.    Financial Statement Schedules:  None.

              All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        3.    Exhibits:

              EXHIBIT
              NUMBER
              -------
                1.1       Underwriting Agreement dated as of September 26, 1997 by and among DLJSC, the Registrant and CMC(9)

                2.1       Stock Purchase Agreement dated as of August 10, 1994(4)

                3.1 Certificate of Amendment of the Certificate of Incorporation of the Company dated August 9, 1994(4)

                3.2       Certificate of Incorporation(1)

                3.3       Bylaws(1)

                3.2 Certificate of Merger of the Company into CMCSC IV-A, filed and Certified on December 21, 1995 with the Secretary of State of Delaware(10)

                3.3       Bylaws of CMCSC IV-A(10)

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

                4.5       Form of Fourth Supplement to the Indenture(9)

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

               10.2       Form of Servicing Agreement(1)

               10.4       Management Agreement between Registrant and
                          Capstead Advisers, Inc. dated January 1, 1993(2)

               10.5 Amended Management Agreement between Registrant and Capstead Advisers, Inc. dated October 1, 1993(3)

               23         Consent of Ernst & Young LLP, Independent Auditors*

                                     PART IV

        3.    Exhibits (continued):

              EXHIBIT
              NUMBER
              -------
              27          Financial Data Schedule*

              28.1 Computational Materials provided by Donaldson, Lufkin and Jenrette Securities Corporation(8)

   (b)  Reports on Form 8-K:

        Current Report on Form 8-K dated October 28, 1997 to file the following:

        Exhibit 28.1 - Computational Material provided by Donaldson, Lufkin and Jenrette Securities Corporation.

        Current Report on Form 8-K dated October 29, 1997 to file the following:

        Exhibit 1.1 - Underwriting Agreement dated as of October 28, 1997 by and among DLJSC, the Registrant and CMC.

        Exhibit 4.5 - Series 1997-2 Supplement relating to the Series 1997-2 bonds.

        Current Report on Form 8-K/A dated November 17, 1997 to file the following:

        Exhibit 99.1 - Schedule of Zip code Listings related to the Fourth Supplement to the Indenture (Series 1997-NAMC 3).

   (c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.

-----------------

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

   (4) Previously filed with the Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994

   (5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1994

   (6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 31,1994

   (7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 30, 1994

   (8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 26, 1997

   (9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1997

   (10) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   *    Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CMC SECURITIES CORPORATION IV
                                            REGISTRANT


Date:  March 13, 1998          By: /s/ ANDREW F. JACOBS
                                   --------------------------------
                                       Andrew F. Jacobs
                                   Senior Vice President-Control,
                                   Treasurer, Secretary and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ RONN K. LYTLE                          Chairman, Chief                      March 13, 1998
-------------------------------            Executive Officer
        (Ronn K. Lytle)                    and Director


/s/ ANDREW F. JACOBS                       Senior Vice President-               March 13, 1998
-------------------------------            Control, Treasurer,
       (Andrew F. Jacobs)                  Secretary and Director


/s/ MAURICE MCGRATH                        Director                             March 20, 1998
-------------------------------
       (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                               INDEX TO EXHIBITS

              EXHIBIT
              NUMBER                         DESCRIPTION
              -------                        -----------
                1.1       Underwriting Agreement dated as of September 26, 1997 by and among DLJSC, the Registrant and CMC(9)

                2.1       Stock Purchase Agreement dated as of August 10, 1994(4)

                3.1 Certificate of Amendment of the Certificate of Incorporation of the Company dated August 9, 1994(4)

                3.2       Certificate of Incorporation(1)

                3.3       Bylaws(1)

                3.2 Certificate of Merger of the Company into CMCSC IV-A, filed and Certified on December 21, 1995 with the Secretary of State of Delaware(10)

                3.3       Bylaws of CMCSC IV-A(10)

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

                4.5       Form of Fourth Supplement to the Indenture(9)

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

               10.2       Form of Servicing Agreement(1)

               10.4       Management Agreement between Registrant and
                          Capstead Advisers, Inc. dated January 1, 1993(2)

               10.5 Amended Management Agreement between Registrant and Capstead Advisers, Inc. dated October 1, 1993(3)

               23         Consent of Ernst & Young LLP, Independent Auditors*

              EXHIBIT
              NUMBER
              -------
              27          Financial Data Schedule*

              28.1 Computational Materials provided by Donaldson, Lufkin and Jenrette Securities Corporation(8)

   (b)  Reports on Form 8-K:

        Current Report on Form 8-K dated October 28, 1997 to file the following:

        Exhibit 28.1 - Computational Material provided by Donaldson, Lufkin and Jenrette Securities Corporation.

        Current Report on Form 8-K dated October 29, 1997 to file the following:

        Exhibit 1.1 - Underwriting Agreement dated as of October 28, 1997 by and among DLJSC, the Registrant and CMC.

        Exhibit 4.5 - Series 1997-2 Supplement relating to the Series 1997-2 bonds.

        Current Report on Form 8-K/A dated November 17, 1997 to file the following:

        Exhibit 99.1 - Schedule of Zip code Listings related to the Fourth Supplement to the Indenture (Series 1997-NAMC 3).

   (c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.

-----------------

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

   (4) Previously filed with the Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994

   (5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1994

   (6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 31,1994

   (7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 30, 1994

   (8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 26, 1997

   (9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1997

   (10) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   *    Filed herewith.