Form 10-Q
period 1998-03-31
CMC SECURITIES CORP IV
filed 1998-05-13
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

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

Common Stock ($1.00 par value)                         1,000 as of May 12, 1998

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX


                                                                                                           PAGE
                                                                                                           ----

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheet -- March 31, 1998 and December 31, 1997...............................................     1

   Statement of Operations -- Quarter Ended March 31, 1998 and 1997....................................     2

   Statement of Cash Flows -- Quarter Ended March 31, 1998 and 1997....................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................................     6


                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...............................................................     6

SIGNATURES.............................................................................................     7

                          CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS

                                                 MARCH 31, 1998   DECEMBER 31, 1997
                                                 --------------   -----------------
                                                  (UNAUDITED)

ASSETS
   Mortgage securities collateral                 $ 1,606,940        $ 1,728,030
   Cash and cash equivalents                                3                  2
                                                  -----------        -----------

                                                  $ 1,606,943        $ 1,728,032
                                                  ===========        ===========

LIABILITIES
   Collateralized mortgage securities             $ 1,606,743        $ 1,727,766
   Accrued expenses                                        35                 32
                                                  -----------        -----------

                                                    1,606,778          1,727,798
                                                  -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                 1                  1
   Paid-in capital                                        453                490
   Accumulated deficit                                   (289)              (257)
                                                  -----------        -----------

                                                          165                234
                                                  -----------        -----------

                                                  $ 1,606,943        $ 1,728,032
                                                  ===========        ===========













See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                      QUARTER ENDED MARCH 31
                                                     -------------------------
                                                       1998             1997
                                                     --------         --------

Interest income on mortgage
   securities collateral                             $ 32,300         $ 12,940

Interest expense on collateralized
   mortgage securities                                 32,320           12,962
                                                     --------         --------

       Net interest expense                               (20)             (22)
                                                     --------         --------

Other expenses:
   Management fees                                          3                3
   Professional fees and other                              9                8
                                                     --------         --------

     Total other expenses                                  12               11
                                                     --------         --------

Net loss                                             $    (32)        $    (33)
                                                     ========         ========













See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                          QUARTER ENDED
                                                                             MARCH 31
                                                                    ---------------------------
                                                                       1998             1997
                                                                    ---------         ---------

OPERATING ACTIVITIES:
   Net loss                                                         $     (32)        $     (33)
   Net change in other assets and accrued expenses                          3                 3
   Noncash item - amortization of discount and premium                     57                15
                                                                    ---------         ---------

       Net cash provided (used) by operating activities                    28               (15)
                                                                    ---------         ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                              121,237            18,054
     Decrease in accrued interest receivable                              785               112
                                                                    ---------         ---------

       Net cash provided by investing activities                      122,022            18,166
                                                                    ---------         ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                (121,237)          (18,054)
     Decrease in accrued interest payable                                (775)             (105)
   Capital contribution (distribution)                                    (37)                8
                                                                    ---------         ---------

       Net cash used by financing activities                         (122,049)          (18,151)
                                                                    ---------         ---------

Net change in cash and cash equivalents                                     1              --

Cash and cash equivalents at beginning of period                            2              --
                                                                    ---------         ---------

Cash and cash equivalents at end of period                          $       3         $    --
                                                                    =========         =========


















See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1997.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                                           MARCH 31, 1998                DECEMBER 31, 1997
                                                           --------------                -----------------

         Carrying amount                                    $ 1,606,940                   $ 1,728,030
         Unrealized gains                                        59,335                        63,115
                                                            -----------                   -----------

           Fair value                                       $ 1,666,275                   $ 1,791,145
                                                            ===========                   ===========

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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                                          QUARTER ENDED MARCH 31
                                                         ----------------------------------------------------------
                                                                1998                                   1997
                                                         --------------------                 ---------------------
                                                                      AVERAGE                               AVERAGE
                                                         AMOUNT         RATE                  AMOUNT          RATE
                                                         ------       -------                 ------        -------

Interest income on mortgage
   securities collateral                                 $32,300       7.78%                  $12,940        8.72%
Interest expense on
   collateralized mortgage
   securities                                             32,320       7.78                    12,962        8.73
                                                         -------                              -------

Net interest                                             $   (20)                             $   (22)
                                                         =======                              =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                                RATE*                VOLUME*                TOTAL
                                                                -----                -------                -----

Interest income on mortgage
   securities collateral                                      $(1,539)               $20,899               $19,360
Interest expense on
   collateralized mortgage
   securities                                                  (1,561)                20,919                19,358
                                                              -------                -------               -------

                                                              $    22                $   (20)              $     2
                                                              =======                =======               =======

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

As of October 31, 1997, the Company had issued 5 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $2,003,125,000; $176,304,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. The Company has essentially issued the maximum amount of securities under the $2 billion amended registration statement; therefore, the Company has not issued any CMOs since October 31, 1997. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, thus no net income or loss was or will be recognized, other than amortization if unreimbursed shelf issuance costs.

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


                                    CMC SECURITIES CORPORATION IV




Date:  May 12, 1998                 By /s/ RONN K. LYTLE
                                       ---------------------------------------
                                       Ronn K. Lytle
                                       Chairman and Chief Executive Officer





Date:  May 12, 1998                 By /s/ JULIE MOORE
                                       ---------------------------------------
                                       Julie Moore
                                       Senior Vice President - Control
                                         and Treasurer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                     Financial Data Schedule