Form 10-Q
period 1998-06-30
CMC SECURITIES CORP IV
filed 1998-08-13
CIK 887507

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

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

Common Stock ($1.00 par value)                       1,000 as of August 12, 1998

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION



                                                                                                           PAGE


ITEM 1.       Financial Statements

   Balance Sheet -- June 30, 1998 (Unaudited) and December 31, 1997....................................     1

   Statement of Operations - Quarter and Six Months
     Ended June 30, 1998 and 1997 (Unaudited)..........................................................     2

   Statement of Cash Flows - Six Months Ended
     June 30, 1998 and 1997 (Unaudited)................................................................     3

   Notes to Financial Statements (Unaudited)...........................................................     4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................     6


                                           PART II. -- OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K.........................................................     6

SIGNATURES.............................................................................................     7

                          CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1.       FINANCIAL STATEMENTS



                                                 JUNE 30, 1998    DECEMBER 31, 1997
                                                ---------------   -----------------
                                                  (UNAUDITED)

ASSETS
   Mortgage securities collateral               $     1,474,199    $     1,728,030
   Cash and cash equivalents                                  1                  2
                                                ---------------    ---------------

                                                $     1,474,200    $     1,728,032
                                                ===============    ===============

LIABILITIES
   Collateralized mortgage securities           $     1,474,020    $     1,727,766
   Accrued expenses                                          38                 32
                                                ---------------    ---------------

                                                      1,474,058          1,727,798
                                                ---------------    ---------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                   1                  1
   Paid-in capital                                          454                490
   Accumulated deficit                                     (313)              (257)
                                                ---------------    ---------------

                                                            142                234
                                                ---------------    ---------------

                                                $     1,474,200    $     1,728,032
                                                ===============    ===============


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                 QUARTER ENDED             SIX MONTHS ENDED
                                                    JUNE 30                    JUNE 30
                                           ------------------------    ------------------------
                                              1998          1997          1998          1997
                                           ----------    ----------    ----------    ----------

Interest income on
   mortgage securities collateral          $   30,478    $   12,281    $   62,778    $   25,221

Interest expenses on collateralized
   mortgage securities                         30,496        12,303        62,816        25,265
                                           ----------    ----------    ----------    ----------

       Net interest expense                       (18)          (22)          (38)          (44)
                                           ----------    ----------    ----------    ----------

Other expenses:
   Management fees                                  2             2             5             5
   Professional fees and other                      4             3            13            11
                                           ----------    ----------    ----------    ----------

     Total other expenses                           6             5            18            16
                                           ----------    ----------    ----------    ----------

Net loss                                   $      (24)   $      (27)   $      (56)   $      (60)
                                           ==========    ==========    ==========    ==========



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                                 SIX MONTHS ENDED JUNE 30
                                                 ------------------------
                                                    1998          1997
                                                 ----------    ----------

OPERATING ACTIVITIES:
   Net loss                                      $      (56)   $      (60)
   Net change in other assets and
     accrued expenses                                     6             6
   Noncash item - amortization of
     discount and premium                                53            33
                                                 ----------    ----------
       Net cash provided (used) by
         operating activities                             3           (21)
                                                 ----------    ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral            254,951        32,095
     Decrease in accrued interest receivable          1,800           198
                                                 ----------    ----------
       Net cash provided by
         investing activities                       256,751        32,293
                                                 ----------    ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities              (254,951)      (32,095)
     Decrease in accrued interest payable            (1,768)         (187)
   Capital contribution (distribution)                  (36)           10
                                                 ----------    ----------
       Net cash used by financing
         activities                                (256,755)      (32,272)
                                                 ----------    ----------

Net change in cash and cash equivalents                  (1)           --

Cash and cash equivalents at beginning
   of period                                              2            --
                                                 ----------    ----------

Cash and cash equivalents at end of
   period                                        $        1    $       --
                                                 ==========    ==========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1997.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):



                                          JUNE 30, 1998      DECEMBER 31, 1997
                                          -------------      -----------------


Carrying amount                            $  1,474,199        $  1,728,030
Unrealized gains                                 56,406              63,115
                                           ------------        ------------

  Fair value                               $  1,530,605        $  1,791,145
                                           ============        ============



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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                            QUARTER ENDED JUNE 30
                                                --------------------------------------------
                                                        1998                    1997
                                                ---------------------    -------------------
                                                              AVERAGE                AVERAGE
                                                 AMOUNT        RATE       AMOUNT      RATE
                                                --------     --------    --------   --------
Interest income on mortgage
   securities collateral                        $ 30,478        7.98%    $ 12,281       8.43%
Interest expense on
   collateralized mortgage securities             30,496        7.98       12,303       8.45
                                                --------                 --------

Net interest                                    $    (18)                $    (22)
                                                ========                 ========


                                                           SIX MONTHS ENDED JUNE 30
                                                --------------------------------------------
                                                        1998                   1997
                                                ---------------------    -------------------
                                                              AVERAGE                AVERAGE
                                                 AMOUNT        RATE       AMOUNT      RATE
                                                --------     --------    --------   --------
Interest income on mortgage
   securities collateral                        $ 62,778        7.87%    $ 25,221       8.55%
Interest expense on
   collateralized mortgage securities             62,816        7.88       25,265       8.57
                                                --------                 --------

Net interest                                    $    (38)                $    (44)
                                                ========                 ========



The following tables summarize changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 (in thousands):

                                                  QUARTER ENDED JUNE 30, 1998
                                                --------------------------------
                                                  RATE *     VOLUME*     TOTAL
                                                --------    --------    --------
Interest income on mortgage
   securities collateral                        $   (697)   $ 18,894    $ 18,197
Interest expense on
   collateralized mortgage securities               (718)     18,911      18,193
                                                --------    --------    --------

                                                $     21    $    (17)   $      4
                                                ========    ========    ========



                                                 SIX MONTHS ENDED JUNE 30, 1998
                                                --------------------------------
                                                  RATE*     VOLUME*      TOTAL
                                                --------    --------    --------
Interest income on mortgage
   securities collateral                        $ (2,157)   $ 39,714    $ 37,557
Interest expense on
   collateralized mortgage securities             (2,197)     39,748      37,551
                                                --------    --------    --------

                                                $     40    $    (34)   $      6
                                                ========    ========    ========



* THE CHANGES IN INTEREST INCOME AND EXPENSE DUE TO BOTH VOLUME AND RATE HAVE BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992 as a limited purpose finance corporation, and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

As of October 31, 1997, the Company had issued 5 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $2,003,125,000; $176,304,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. The Company has essentially issued the maximum amount of securities under the $2 billion amended registration statement; therefore, the Company has not issued any CMOs since October 31, 1997. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, thus no net income or loss was or will be recognized, other than amortization of unreimbursed shelf issuance costs.

The Company's net losses are due to operational costs incurred (management and professional fees) and unreimbursed shelf registration costs.

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


                                  CMC SECURITIES CORPORATION IV




Date:  August 12, 1998                By:  /s/ RONN K. LYTLE
                                           -------------------------------------
                                           Ronn K. Lytle
                                           Chairman and Chief Executive Officer




Date:  August 12, 1998                By:  /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                           Andrew F. Jacobs
                                           Executive Vice President - Finance,
                                             Treasurer and Secretary

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER                              DESCRIPTION
-------                            -----------

  27                        Financial Data Schedule