Form 10-Q
period 1998-09-30
CMC SECURITIES CORP IV
filed 1998-11-06
CIK 887507

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-47912

                          CMC SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                            75-2431915
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2711 NORTH HASKELL AVENUE, DALLAS, TEXAS                          75204
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

Common Stock ($1.00 par value)                    1,000 as of November 3, 1998

===============================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                           PAGE
ITEM 1. Financial Statements

   Balance Sheet -- September 30, 1998 (Unaudited)
     and December 31, 1997...............................................    1

   Statement of Operations -- Quarter and Nine Months
     Ended September 30, 1998 and 1997 (Unaudited).......................    2

   Statement of Cash Flows -- Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).............................    3

   Notes to Financial Statements (Unaudited).............................    4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................    6


                          PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.................................    6

SIGNATURES...............................................................    7

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.       FINANCIAL STATEMENTS

                                      SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                      ------------------  -----------------
                                          (UNAUDITED)

ASSETS
   Mortgage securities collateral         $ 1,342,345        $ 1,728,030
   Cash and cash equivalents                        1                  2
                                          -----------        -----------

                                          $ 1,342,346        $ 1,728,032
                                          ===========        ===========

LIABILITIES
   Collateralized mortgage securities     $ 1,342,213        $ 1,727,766
   Accrued expenses                                40                 32
                                          -----------        -----------

                                            1,342,253          1,727,798
                                          -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                         1                  1
   Paid-in capital                                426                490
   Accumulated deficit                           (334)              (257)
                                          -----------        -----------

                                                   93                234
                                          -----------        -----------

                                          $ 1,342,346        $ 1,728,032
                                          ===========        ===========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             QUARTER ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30                SEPTEMBER 30
                                         -----------------------     -----------------------
                                          1998             1997       1998             1997
                                         -------          ------     ------           ------
Interest income on mortgage
   securities collateral                  $ 28,085      $ 12,846      $ 90,863      $ 38,067

Interest expense on
   collateralized mortgage securities       28,102        12,868        90,918        38,133
                                          --------      --------      --------      --------

       Net interest expense                    (17)          (22)          (55)          (66)
                                          --------      --------      --------      --------

Other expenses:
   Management fees                               3             3             8             8
   Professional fees and other                   1             1            14            12
                                          --------      --------      --------      --------

     Total other expenses                        4             4            22            20
                                          --------      --------      --------      --------


Net loss                                  $    (21)     $    (26)     $    (77)     $    (86)
                                          ========      ========      ========      ========

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              NINE MONTHS ENDED SEPTEMBER 30
                                          -------------------------------------
                                              1998                     1997
                                          -----------               -----------
OPERATING ACTIVITIES:
   Net loss                                  $     (77)              $     (86)
   Net change in other assets and
     accrued expenses                                8                       8
   Noncash item - amortization of
     discount and premium                           16                      48
                                             ---------               ---------
         Net cash used by
           operating activities                    (53)                    (30)
                                             ---------               ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Mortgage collateral acquired
       from affiliate                               --                (284,672)
     Principal collections on collateral       387,858                  57,096
     Decrease (increase) in accrued
       interest receivable                       2,644                  (1,536)
                                             ---------               ---------
         Net cash provided (used) by
           investing activities                390,502                (229,112)
                                             ---------               ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                         --                 284,672
     Principal payments on securities         (387,858)                (57,096)
     Increase (decrease) in accrued
       interest payable                         (2,528)                  1,554
   Capital contribution (distribution)             (64)                     12
                                             ---------               ---------
         Net cash provided (used) by
           financing activities               (390,450)                229,142
                                             ---------               ---------

Net change in cash and cash equivalents             (1)                     --

Cash and cash equivalents at
   beginning of period                               2                      --
                                             ---------               ---------

Cash and cash equivalents at end
   of period                                 $       1               $      --
                                             =========               =========

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1997.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                              SEPTEMBER 30, 1998             DECEMBER 31, 1997
                              ------------------             -----------------
         Carrying amount          $1,342,345                    $1,728,030
         Unrealized gains             58,712                        63,115
                                  ----------                    ----------

           Fair value             $1,401,057                    $1,791,145
                                  ==========                    ==========


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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                         QUARTER ENDED SEPTEMBER 30
                                           ---------------------------------------------------
                                                  1998                           1997
                                           -------------------          ----------------------
                                                       AVERAGE                        AVERAGE
                                           AMOUNT        RATE           AMOUNT          RATE
                                           ------      -------          ------        --------
Interest income on mortgage
   securities collateral                  $28,085       8.02%          $12,846         8.08%
Interest expense on
   collateralized mortgage securities      28,102       8.03            12,868         8.09
                                          -------                      -------

Net interest                              $   (17)                     $   (22)
                                          =======                      =======

                                                      NINE MONTHS ENDED SEPTEMBER 30
                                           ---------------------------------------------------
                                                  1998                           1997
                                           -------------------          ----------------------
                                                       AVERAGE                        AVERAGE
                                           AMOUNT        RATE           AMOUNT          RATE
                                           ------      -------          ------        --------
Interest income on mortgage
   securities collateral                  $90,863       7.92%          $38,067         8.33%
Interest expense on
   collateralized mortgage securities      90,918       7.92            38,133         8.34
                                          -------                      -------

Net interest                              $   (55)                     $   (66)
                                          =======                      =======


The following tables summarize changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 (in thousands):

                                                    QUARTER ENDED SEPTEMBER 30, 1998
                                           -------------------------------------------------
                                            RATE*              VOLUME*                TOTAL
                                           ------              -------               -------
Interest income on mortgage
   securities collateral                   $ (90)              $15,329               $15,239
Interest expense on
   collateralized mortgage securities       (107)               15,341                15,234
                                           -----               -------               -------

                                           $  17               $   (12)              $     5
                                           =====               =======               =======

                                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                                           -------------------------------------------------
                                            RATE*              VOLUME*                TOTAL
                                           ------              -------               -------
                                            Rate*              Volume*                Total

Interest income on mortgage
   securities collateral                   $(1,944)            $54,740               $52,796
Interest expense on
   collateralized mortgage securities       (2,003)             54,788                52,785
                                           -------             -------               -------

                                           $    59             $   (48)              $    11
                                           =======             =======               =======

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


                                              CMC SECURITIES CORPORATION IV





Date:  November 3, 1998             By:   /s/ RONN K. LYTLE
                                          -----------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer




Date:  November 3, 1998             By:   /s/ ANDREW F. JACOBS
                                          --------------------
                                          Andrew F. Jacobs
                                          Executive Vice President - Finance,
                                              Treasurer and Secretary

                               INDEX TO EXHIBITS

                                                             SEQUENTIALLY
EXHIBIT                                                        NUMBERED
 NUMBER                       EXHIBIT                            PAGE
-------                       -------                        ------------
  27                         Financial Data Schedule