Form 10-K
period 1998-12-31
CMC SECURITIES CORP IV
filed 1999-03-30
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998

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

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   |X|   NO
                                              ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

At March 31, 1999 the aggregate market value of the voting stock held by nonaffiliates was: Not Applicable.

The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is, therefore, filing this Form with reduced disclosure format.

Number of shares of Common Stock outstanding at March 25, 1999:  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                          CMC SECURITIES CORPORATION IV

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                                              PAGE
                                                                                              ----

                                     PART I

ITEM  1.      BUSINESS..................................................                        1

ITEM  2.      PROPERTIES................................................                        3

ITEM  3.      LEGAL PROCEEDINGS.........................................                        3


                                     PART II

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS.........................                       3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........                       3

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............                        4

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.....................                      15


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K.....................................                      16

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

The Company was formed primarily for the purpose of issuing collateralized mortgage obligations ("Bonds" or "CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") that evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the Bonds will either be contributed by CMC or its affiliates or purchased from third parties and will either be Government National Mortgage Association certificates, Federal National Mortgage Association certificates, Federal Home Loan Mortgage Corporation certificates or mortgage pass-through ("Non-Agency") Certificates. The Company's Certificate of Incorporation requires that Bonds issued be rated in one of the two highest rating categories established by one or more nationally recognized statistical rating agencies.

On August 17, 1992 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of CMOs. The Company commenced operations with the September 30, 1994 issuance of its first series of CMOs. The Company did not issue any CMOs during 1996 or 1995. During 1997 the Company issued two series of CMOs (Series 1997-NAMC 3 and 1997-2) with total obligations (including accrued interest and premium) of $1.2 billion. The Company retained no beneficial interest in these CMOs, and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. These issuances were accounted for as financings. As of December 31, 1998, the Company had issued 5 series of CMOs with an aggregate original principal balance of $2,003,125,000, $176,304,000 of which were issued outside the registration statement as private placements.

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

EMPLOYEES

At December 31, 1998 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing the Non-Agency Certificates may elect, if they meet the Company's criteria for servicers, either to service the loans they sell or to sell the loans with no agreement with respect to servicing. The Company enters into servicing agreements with each servicer.

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. During 1998 Capstead Inc. serviced a significant number of the Company's mortgage loans. This servicing was sold by Capstead Inc. in December 1998 to an unaffiliated third party. During 1998, 1997 and 1996, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $940,000, $1,174,000 and $1,225,000, respectively.

In addition, CMC acts as administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 1998, 1997 and 1996, CMC retained fees for administering the Non-Agency Certificates and CMOs of $253,000, $297,000 and $341,000, respectively.

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

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to administer securitizations and otherwise manage the Company's affairs. In addition, the Manager utilizes vendors in various capacities and interfaces with various institutions. The Manager is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

     State of Readiness. The Manager has made and will continue to make investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by the end of the second quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant is the responsibility of the Manager.

     Risks and Contingency Planning. Although the Manager expects that all its systems and applications will be Year 2000 compliant per the above schedule and well prior to December 31, 1999, there can be no assurance that all of the vendors it utilizes and institutions that it interfaces with will complete their compliance efforts. The Manager will continue to monitor their efforts in this regard and will take all prudent steps necessary to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation IV

We have audited the accompanying balance sheet of CMC Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1998 and 1997, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation IV at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Dallas, Texas
February 4, 1999

                          CMC SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         DECEMBER 31
                                                             ------------------------------------
                                                                1998                      1997
                                                             ----------                ----------
ASSETS
   Mortgage securities collateral                            $1,171,151                $1,728,030
   Cash and cash equivalents                                          1                         2
                                                             ----------                ----------

                                                             $1,171,152                $1,728,032
                                                             ==========                ==========

LIABILITIES
   Collateralized mortgage securities                        $1,171,031                $1,727,766
   Accrued expenses                                                  42                        32
                                                             ----------                ----------

                                                              1,171,073                 1,727,798
                                                             ----------                ----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                               1                         1
   Paid-in capital                                                  432                       490
   Undistributed loss                                              (354)                     (257)
                                                             ----------                ----------

                                                                     79                       234
                                                             ----------                ----------

                                                             $1,171,152                $1,728,032
                                                             ==========                ==========








See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                                      YEAR ENDED DECEMBER 31
                                                            ----------------------------------------
                                                              1998             1997           1996
                                                            --------          -------        -------
Interest income on
   mortgage securities collateral                           $115,627          $67,475        $55,193

Interest expense on collateralized
   mortgage securities                                       115,697           67,563         55,281
                                                            --------          -------        -------

       Net interest expense                                      (70)             (88)           (88)
                                                            --------          -------        -------

Other expenses:
   Management fees                                                10               10             10
   Professional fees and other                                    17               14             15
                                                            --------          -------        -------

     Total other expenses                                         27               24             25
                                                            --------          -------        -------

Net loss                                                    $    (97)         $  (112)       $  (113)
                                                            ========          =======        =======






See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                           COMMON STOCK           PAID-IN            UNDISTRIBUTED
                                       SHARES     AMOUNT          CAPITAL            INCOME (LOSS)         TOTAL
                                       ------     ------          -------            -------------         -----
Balance at
   January 1, 1996                      1          $1             $461                  $(32)              $ 430

Capital contribution                    -           -               13                     -                  13

Net loss                                -           -                -                  (113)               (113)
                                        -          --             ----                 -----               -----

Balance at
   December 31, 1996                    1           1              474                  (145)                330

Capital contribution                    -           -               16                     -                  16

Net loss                                -           -                -                  (112)               (112)
                                        -          --             ----                 -----               -----

Balance at
   December 31, 1997                    1           1              490                  (257)                234

Capital distribution                    -           -              (58)                    -                 (58)

Net loss                                -           -                -                   (97)                (97)
                                        -          --             ----                 -----               -----

Balance at
   December 31, 1998                    1          $1             $432                 $(354)              $  79
                                        =          ==             ====                 =====               =====






See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                             YEAR ENDED DECEMBER 31
                                                                 -----------------------------------------------
                                                                   1998                1997               1996
                                                                 --------           -----------         --------
OPERATING ACTIVITIES:
   Net loss                                                      $    (97)          $      (112)        $   (113)
   Noncash item - amortization
     of discount and premium                                           19                    61               66
   Net change in other assets and
     accrued expenses                                                  10                    10               10
                                                                 --------           -----------         --------
         Net cash used by
           operating activities                                       (68)                  (41)             (37)
                                                                 --------           -----------         --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Mortgage collateral acquired
       from affiliate                                                   -            (1,187,085)               -
     Principal collections on collateral                          559,522                81,555           77,716
     Decrease (increase) in accrued
       interest receivable                                          3,745                (7,060)             484
     Increase in short-term investments                                 -                    (2)              (7)
                                                                ---------           -----------         --------
         Net cash provided (used) by
           investing activities                                   563,267            (1,112,592)          78,193
                                                                ---------           -----------         --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                             -             1,187,085                -
     Principal payments on securities                            (559,522)              (81,555)         (77,716)
     Increase (decrease) in accrued
       interest payable                                            (3,620)                7,089             (455)
   Capital contribution (distribution)                                (58)                   16               13
                                                                ---------           -----------         --------
         Net cash provided (used) by
           financing activities                                  (563,200)            1,112,635          (78,158)
                                                                ---------           -----------         --------

Net change in cash and cash equivalents                                (1)                    2               (2)

Cash and cash equivalents at
   beginning of year                                                    2                     -                2
                                                                ---------           -----------         --------

Cash and cash equivalents at end
     of year                                                    $       1           $         2         $      -
                                                                =========           ===========         ========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE A -- BUSINESS

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

NOTE B -- ACCOUNTING POLICIES

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

NOTE C -- MORTGAGE SECURITIES COLLATERAL

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

                                                                                    DECEMBER 31
                                                                       -----------------------------------
                                                                          1998                      1997
                                                                       ----------               ----------

         Mortgage collateral                                           $1,190,070               $1,749,592
         Short-term investments                                                 9                        9
         Accrued interest receivable                                        7,200                   10,945
                                                                       ----------               ----------
           Total collateral                                             1,197,279                1,760,546
         Unamortized discount                                             (26,128)                 (32,516)
                                                                       ----------               ----------

         Net collateral                                                $1,171,151               $1,728,030
                                                                       ==========               ==========

The weighted average effective interest rate for mortgage securities collateral was 7.92% and 8.65% during 1998 and 1997, respectively.

NOTE D -- COLLATERALIZED MORTGAGE SECURITIES

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                                                      DECEMBER 31
                                                                         ------------------------------------
                                                                            1998                      1997
                                                                         ----------                ----------
   Collateralized mortgage securities                                    $1,190,070                $1,749,592
   Accrued interest payable                                                   7,107                    10,801
                                                                         ----------                ----------
     Total obligation                                                     1,197,177                 1,760,393
   Unamortized discount                                                     (26,146)                  (32,627)
                                                                         ----------                ----------

   Net obligation                                                        $1,171,031                $1,727,766
                                                                         ==========                ==========

   Range of average interest rate                                      6.36% to 8.26%            6.36% to 8.16%
   Stated maturities                                                    2024 to 2027              2024 to 2027
   Number of series                                                           5                         5


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

The weighted average effective interest rate for collateralized mortgage securities was 7.93% and 8.66% during 1998 and 1997, respectively. Interest payments on collateralized mortgage securities of $110,882,000, $52,621,000 and $47,853,000 were made during 1998, 1997 and 1996, respectively.

NOTE E -- DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value of financial instruments (in thousands):

                                                    DECEMBER 31, 1998                 DECEMBER 31, 1997
                                              ---------------------------        --------------------------
                                              CARRYING           FAIR             CARRYING         FAIR
                                               AMOUNT            VALUE             AMOUNT          VALUE
                                              ----------       ----------        ----------      ----------
ASSETS
   Cash and cash equivalents                  $        1       $        1        $        2      $        2
   Mortgage securities collateral              1,171,151        1,220,545         1,728,030       1,791,145

LIABILITIES
   Collateralized mortgage
     securities                                1,171,031        1,226,691         1,727,766       1,807,150

The table above reflects the estimated fair value of mortgage securities collateral and cash equivalents as of December 31, 1998 and 1997, which reflect gross unrealized gains of $49.4 million and $63.1 million, respectively.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 1998.

Since 25% of mortgage securities collateral is secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

NOTE G -- CHANGE IN CONTROL

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

NOTE H -- MANAGEMENT AGREEMENT

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

NOTE I -- TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., the provisions of which are typical of such agreements in the mortgage servicing industry. Capstead Inc. sold this servicing to an unaffiliated third party in December 1998. Under the servicing agreements, Capstead Inc. retained from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. Servicing fees of $940,000, $1,174,000 and $1,225,000 were retained by Capstead Inc. in 1998, 1997 and 1996, respectively.

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives fees of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $253,000, $297,000 and $341,000 in 1998, 1997 and 1996, respectively.

During 1995 the Company had a $20 million revolving subordinated promissory note with Capstead Inc. under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matured January 1, 1996 and has been replaced with a $1 million note with CMC that contains similar terms and expires January 1, 2000.

NOTE J -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                               1998                         1997                      1996
                                       ---------------------        --------------------        -------------------
                                                     AVERAGE                     AVERAGE                    AVERAGE
                                        AMOUNT         RATE          AMOUNT       RATE          AMOUNT        RATE
                                       --------      -------        -------      -------        -------     -------
Interest income on
   mortgage securities
   collateral                          $115,627       7.92%         $67,475       8.65%         $55,193     8.68%
Interest expense on
   collateralized
   mortgage securities                  115,697       7.93           67,563       8.66           55,281     8.69
                                       --------                     -------                     -------

Net interest expense                   $    (70)                    $   (88)                    $   (88)
                                       ========                     =======                     =======


The following is a summary of the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                                     1998/1997
                                                     -------------------------------------------
                                                      RATE             VOLUME             TOTAL
                                                     -------           -------           -------
Interest income on mortgage
   securities collateral                             $(6,132)          $54,284           $48,152
Interest expense on collateralized
   mortgage securities                                (6,201)           54,335            48,134
                                                     -------           -------           -------

                                                     $    69           $   (51)          $    18
                                                     =======           =======           =======


                                                                     1997/1996
                                                     -------------------------------------------
                                                      RATE             VOLUME             TOTAL
                                                     -------           -------           -------
Interest income on mortgage
   securities collateral                             $  (166)          $12,448           $12,282
Interest expense on collateralized
   mortgage securities                                  (191)           12,473            12,282
                                                     -------           -------           -------

                                                     $    25           $   (25)          $     -
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report:

        1.    The following financial statements of the Company are included in
              ITEM 8:

                                                                                                PAGE
                                                                                                ----
              Balance Sheet - December 31, 1998 and 1997                                           6
              Statement of Operations - Three Years Ended
                December 31, 1998                                                                  7
              Statement of Stockholder's Equity -
                Three Years Ended December 31, 1998                                                8
              Statement of Cash Flows -
                Three Years Ended December 31, 1998                                                9
              Notes to Financial Statements - December 31, 1998                                   10

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

-----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-47912) filed May 14, 1992
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993
(4) Previously filed with the Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1994
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 31,1994
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 30, 1994
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 26, 1997
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1997
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 10-K for the year ended December 31, 1995
*        Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CMC SECURITIES CORPORATION IV
                                                      REGISTRANT


Date:  March 25, 1999                    By: /s/ ANDREW F. JACOBS
                                             --------------------------------
                                                     Andrew F. Jacobs
                                             Executive Vice President-Finance,
                                                 Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                                  Chairman, Chief                                   March 29, 1999
------------------------------                      Executive Officer
     (Ronn K. Lytle)                                and Director



/s/ ANDREW F. JACOBS                               Executive Vice President -                        March 25, 1999
------------------------------                      Finance, Treasurer
    (Andrew F. Jacobs)                              and Secretary



/s/ MAURICE MCGRATH                                Director                                          March 26, 1999
-------------------------------
      (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX

              EXHIBIT
              NUMBER
              -------

                1.1       Underwriting Agreement dated as of September 26, 1997
                          by and among DLJSC, the Registrant and CMC(9)
                2.1       Stock Purchase Agreement dated as of August 10, 1994(4)
                3.1       Certificate of Amendment of the Certificate of
                          Incorporation of the Company dated August 9, 1994(4)
                3.2       Certificate of Incorporation(1)
                3.3       Bylaws(1)
                3.2       Certificate of Merger of the Company into CMCSC IV-A,
                          filed and Certified on December 21, 1995 with the
                          Secretary of State of Delaware(10)
                3.3       Bylaws of CMCSC IV-A(10)
                3.4       Certificate of Incorporation of CMCSC IV-A, as filed
                          with the Secretary of State of Delaware on December
                          13, 1995*
                4.1       Form of Indenture between Registrant and Texas
                          Commerce Bank, National Association, as Trustee(1)
                4.2       Form of First Supplement to the Indenture(5)
                4.3       Form of Second Supplement to the Indenture(6)
                4.5       Form of Fourth Supplement to the Indenture(9)
                4.4       Form of Third Supplement to the Indenture(7)
               10.1       Form of Pooling and Administrative Agreement(1)
               10.2       Form of Servicing Agreement(1)
               10.4       Management Agreement between Registrant and
                          Capstead Advisers, Inc. dated January 1, 1993(2)
               10.5       Amended Management Agreement between Registrant
                          and Capstead Advisers, Inc. dated October 1, 1993(3)
               23         Consent of Ernst & Young LLP, Independent Auditors*
               27         Financial Data Schedule*
               28.1       Computational Materials provided by Donaldson, Lufkin
                          and Jenrette Securities Corporation(8)

-----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-47912) filed May 14, 1992
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993
(4) Previously filed with the Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1994
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 31,1994
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 30, 1994
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 26, 1997
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1997
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 10-K for the year ended December 31, 1995
*        Filed herewith.