Form 10-Q
period 1999-03-31
CMC SECURITIES CORP IV
filed 1999-05-10
CIK 887507

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]    NO[ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                          1,000 as of May 6, 1999

===============================================================================

                         CMC SECURITIES CORPORATION IV
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                     INDEX


                        PART I. -- FINANCIAL INFORMATION
                                                                                                          PAGE
                                                                                                          ----
ITEM 1. Financial Statements

   Balance Sheet -- March 31, 1999 and December 31, 1998...............................................     1

   Statement of Operations -- Quarter Ended March 31, 1999 and 1998....................................     2

   Statement of Cash Flows -- Quarter Ended March 31, 1999 and 1998....................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................................     6


                         PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings..............................................................................     7

ITEM 5. Other Information..............................................................................     7

ITEM 6. Exhibits and Reports on Form 8-K...............................................................     7

SIGNATURES.............................................................................................     8

                         CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1. FINANCIAL STATEMENTS

                                                 MARCH 31, 1999   DECEMBER 31, 1998
                                                 --------------   -----------------
                                                  (UNAUDITED)
ASSETS
   Mortgage securities collateral                 $  1,021,406      $  1,171,151
   Cash and cash equivalents                                 1                 1
                                                  ------------      ------------

                                                  $  1,021,407      $  1,171,152
                                                  ============      ============

LIABILITIES
   Collateralized mortgage securities             $  1,021,301      $  1,171,031
   Accrued expenses                                         45                42
                                                  ------------      ------------

                                                     1,021,346         1,171,073
                                                  ------------      ------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                  1                 1
   Paid-in capital                                         432               432
   Undistributed loss                                     (372)             (354)
                                                  ------------      ------------

                                                            61                79
                                                  ------------      ------------

                                                  $  1,021,407      $  1,171,152
                                                  ============      ============


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                      QUARTER ENDED MARCH 31
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
Interest income on mortgage
   securities collateral                          $     22,064      $     32,300

Interest expense on collateralized
   mortgage securities                                  22,079            32,320
                                                  ------------      ------------

       Net interest expense                                (15)              (20)
                                                  ------------      ------------

Other expenses:
   Management fees                                           3                 3
   Professional fees                                        --                 9
                                                  ------------      ------------
     Total other expenses                                    3                12
                                                  ------------      ------------

Net loss                                          $        (18)     $        (32)
                                                  ============      ============


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  QUARTER ENDED
                                                                     MARCH 31
                                                            --------------------------
                                                               1999            1998
                                                            ----------      ----------
OPERATING ACTIVITIES:
   Net loss                                                 $      (18)     $      (32)
   Noncash item - amortization of discount and premium               4              57
   Net change in other assets and accrued expenses                   3               3
                                                            ----------      ----------

       Net cash provided (used) by operating activities            (11)             28
                                                            ----------      ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                       150,787         121,237
     Decrease in accrued interest receivable                       955             785
                                                            ----------      ----------

       Net cash provided by investing activities               151,742         122,022
                                                            ----------      ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                         (150,787)       (121,237)
     Decrease in accrued interest payable                         (944)           (775)
   Capital distribution                                             --             (37)
                                                            ----------      ----------
       Net cash used by financing activities                  (151,731)       (122,049)
                                                            ----------      ----------

Net change in cash and cash equivalents                             --               1

Cash and cash equivalents at beginning of period                     1               2
                                                            ----------      ----------

Cash and cash equivalents at end of period                  $        1      $        3
                                                            ==========      ==========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1998.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                             MARCH 31, 1999             DECEMBER 31, 1998
                             --------------             -----------------
   Carrying amount             $1,021,406                   $1,171,151
   Unrealized gains                41,974                       49,394
                               ----------                   ----------

     Fair value                $1,063,380                   $1,220,545
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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                     QUARTER ENDED MARCH 31
                                     ----------------------------------------------------------
                                            1999                                   1998
                                     --------------------                 ---------------------
                                                  AVERAGE                               AVERAGE
                                     AMOUNT        RATE                   AMOUNT         RATE
                                     ------       -------                 ------        -------
Interest income on mortgage
   securities collateral             $22,064       8.12%                  $32,300       7.78%
Interest expense on
   collateralized mortgage
   securities                         22,079       8.12                    32,320       7.78
                                     -------                              -------

Net interest                         $   (15)                             $   (20)
                                     =======                              =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                           RATE*          VOLUME*         TOTAL
                                        ----------      ----------      ----------
Interest income on mortgage
   securities collateral                $    1,365      $  (11,601)     $  (10,236)
Interest expense on
   collateralized mortgage
   securities                                1,369         (11,610)        (10,241)
                                        ----------      ----------      ----------

                                        $       (4)     $        9      $        5
                                        ==========      ==========      ==========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

Interest payments on collateralized mortgage securities of $20,626,000 and $31,813,000 were made during the quarters ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992 as a limited purpose finance corporation, and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

As of October 31, 1997, the Company had issued 5 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $2,003,125,000; $176,304,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. The Company has essentially issued the maximum amount of securities under the $2 billion amended registration statement; therefore, the Company has not issued any CMOs since October 31, 1997. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no net income or loss was or will be recognized, other than amortization if unreimbursed shelf issuance costs.

The Company's net losses are due to operational costs incurred (management and professional fees) and unreimbursed shelf registration costs.

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

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

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

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


                         PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:  None.

ITEM 5. OTHER INFORMATION:  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 27 Financial Data Schedule (electronic filing only).

(b)      Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CMC SECURITIES CORPORATION IV




Date:  May 6, 1999                   By: /s/ RONN K. LYTLE
                                        --------------------------------------
                                        Ronn K. Lytle
                                        Chairman and Chief Executive Officer




Date:  May 6, 1999                   By: /s/ ANDREW F. JACOBS
                                        --------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance,
                                          Treasurer and Secretary

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
    27                   Financial Data Schedule