Form 10-Q
period 1999-06-30
CMC SECURITIES CORP IV
filed 1999-08-13
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                        COMMISSION FILE NUMBER: 33-47912

                          CMC SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                       75-2431915
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)

8401 N CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX                  75225
   (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (214) 874-2323

             2711 NORTH HASKELL AVENUE, SUITE 900, DALLAS, TX 75204
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                       1,000 as of August 10, 1999

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----
ITEM 1.       Financial Statements

   Balance Sheet -- June 30, 1999 and December 31, 1998................................................     1

   Statement of Operations - Quarter and Six Months
     Ended June 30, 1999 and 1998......................................................................     2

   Statement of Cash Flows - Six Months Ended
     June 30, 1999 and 1998............................................................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................     6


                                    PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings........................................................................     7

ITEM 5.       Other Information........................................................................     7

ITEM 6.       Exhibits and Reports on Form 8-K.........................................................     7

SIGNATURES.............................................................................................     8

                          CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS

                                                  JUNE 30, 1999   DECEMBER 31, 1998
                                                  -------------   -----------------
                                                   (UNAUDITED)
ASSETS
   Mortgage securities collateral                  $   907,932      $ 1,171,151
   Cash and cash equivalents                                --                1
                                                   -----------      -----------

                                                   $   907,932      $ 1,171,152
                                                   ===========      ===========

LIABILITIES
   Collateralized mortgage securities              $   907,831      $ 1,171,031
   Accrued expenses                                         48               42
                                                   -----------      -----------

                                                       907,879        1,171,073
                                                   -----------      -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                  1                1
   Paid-in capital                                         448              432
   Undistributed loss                                     (396)            (354)
                                                   -----------      -----------

                                                            53               79
                                                   -----------      -----------

                                                   $   907,932      $ 1,171,152
                                                   ===========      ===========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                        QUARTER ENDED          SIX MONTHS ENDED
                                           JUNE 30                 JUNE 30
                                     --------------------    --------------------
                                       1999        1998        1999        1998
                                     --------    --------    --------    --------
Interest income on mortgage
   securities collateral             $ 19,130    $ 30,478    $ 41,194    $ 62,778

Interest expense on collateralized
   mortgage securities                 19,145      30,496      41,224      62,816
                                     --------    --------    --------    --------

       Net interest expense               (15)        (18)        (30)        (38)
                                     --------    --------    --------    --------

Other expense:
   Management fees                          2           2           5           5
   Professional fees and other              7           4           7          13
                                     --------    --------    --------    --------

     Total other expense                    9           6          12          18
                                     --------    --------    --------    --------

Net loss                             $    (24)   $    (24)   $    (42)   $    (56)
                                     ========    ========    ========    ========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                              SIX MONTHS ENDED JUNE 30
                                              ------------------------
                                                  1999         1998
                                               ---------    ---------
OPERATING ACTIVITIES:
   Net loss                                    $     (42)   $     (56)
   Noncash item - amortization of
     discount and premium                             12           53
   Net change in other assets and
     accrued expenses                                  6            6
                                               ---------    ---------
       Net cash provided (used) by
         operating activities                        (24)           3
                                               ---------    ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral         265,036      254,951
     Decrease in accrued interest receivable       1,520        1,800
                                               ---------    ---------
       Net cash provided by
         investing activities                    266,556      256,751
                                               ---------    ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities           (265,036)    (254,951)
     Decrease in accrued interest payable         (1,513)      (1,768)
   Capital distribution                               16          (36)
                                               ---------    ---------
       Net cash used by financing
         activities                             (266,533)    (256,755)
                                               ---------    ---------

Net change in cash and cash equivalents               (1)          (1)

Cash and cash equivalents at beginning
   of period                                           1            2
                                               ---------    ---------

Cash and cash equivalents at end of
   period                                      $      --    $       1
                                               =========    =========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1998.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                      JUNE 30, 1999             DECEMBER 31, 1998
                                      -------------             -----------------
         Carrying amount                 $907,932                    $1,171,151
         Unrealized gains                  21,395                        49,394
         Unrealized losses                   (627)                            -
                                         --------                    ----------

           Fair value                    $928,700                    $1,220,545
                                         ========                    ==========

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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):


                                                QUARTER ENDED JUNE 30
                                     ------------------------------------------
                                            1999                   1998
                                     --------------------   -------------------
                                                  AVERAGE               AVERAGE
                                      AMOUNT       RATE      AMOUNT       RATE
                                     --------     -------   --------    -------
Interest income on mortgage
   securities collateral             $ 19,130      8.01%    $ 30,478     7.98%
Interest expense on collateralized
   mortgage securities                 19,145      8.02       30,496     7.98
                                     --------               -------

Net interest                         $    (15)              $   (18)
                                     ========               =======

                                               SIX MONTHS ENDED JUNE 30
                                     ------------------------------------------
                                            1999                   1998
                                     --------------------   -------------------
                                                  AVERAGE               AVERAGE
                                      AMOUNT       RATE      AMOUNT       RATE
                                     --------     -------   --------    -------
Interest income on mortgage
   securities collateral             $ 41,194      8.06%    $ 62,778     7.87%
Interest expense on collateralized
   mortgage securities                 41,224      8.07       62,816     7.88
                                     --------               --------

Net interest                         $    (30)              $    (38)
                                     ========               ========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                        QUARTER ENDED JUNE 30, 1999
                                     ---------------------------------
                                      RATE*       VOLUME*      TOTAL
                                     --------    --------    --------
Interest income on mortgage
   securities collateral             $    137    $(11,485)   $(11,348)
Interest expense on collateralized
   mortgage securities                    141     (11,492)    (11,351)
                                     --------    --------    --------

                                     $     (4)   $      7    $      3
                                     ========    ========    ========

                                      SIX MONTHS ENDED JUNE 30, 1999
                                     --------------------------------
                                      RATE*       VOLUME*      TOTAL
                                     --------    --------    --------
Interest income on mortgage
   securities collateral             $  1,465    $(23,049)   $(21,584)
Interest expense on collateralized
   mortgage securities                  1,473     (23,065)    (21,592)
                                     --------    --------    --------

                                     $     (8)   $     16    $      8
                                     ========    ========    ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

Interest payments on collateralized mortgage securities of $17,624,000 and $29,165,000 were made during the quarters ended June 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992 as a limited purpose finance corporation, and is a wholly-owned subsidiary of Capstead Mortgage Corporation (the "Manager").

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

LIQUIDITY AND CAPITAL RESOURCES

All ongoing CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by the Manager.

IMPACT OF THE YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to administer securitizations and manage the Company's mortgage assets. In addition, the Manager utilizes vendors in various capacities and interfaces with various institutions. The Manager is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

     State of Readiness. The Manager has made and will continue to make investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be completed in the third quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

     Risks and Contingency Planning. Although the Manager believes that all its systems and applications and those of its vendors are currently Year 2000 compliant, there can be no assurance that instances of non-compliance will not occur. The Manager will take all prudent steps necessary to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.


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


                                     CMC SECURITIES CORPORATION IV




Date:  August 10, 1999               By:   /s/ RONN K. LYTLE
                                           -------------------------------------
                                           Ronn K. Lytle
                                           Chairman and Chief Executive Officer




Date:  August 10, 1999               By:   /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                           Andrew F. Jacobs
                                           Executive Vice President - Finance

                                INDEX TO EXHIBITS



EXHIBIT
 NUMBER                   DESCRIPTION
-------                   -----------
  27                      Financial Data Schedule (electronic filing only)