Form 10-Q
period 1999-09-30
CMC SECURITIES CORP IV
filed 1999-11-12
CIK 887507

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1999

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

Common Stock ($1.00 par value)                     1,000 as of November 10, 1999


================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX



                                       PART I. -- FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                          ----

ITEM 1.       Financial Statements

   Balance Sheet -- September 30, 1999 and December 31, 1998...........................................     1

   Statement of Operations -- Quarter and Nine Months
     Ended September 30, 1999 and 1998.................................................................     2

   Statement of Cash Flows -- Nine Months Ended
     September 30, 1999 and 1998.......................................................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................     6


                                        PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings........................................................................     7

ITEM 5.       Other Information........................................................................     7

ITEM 6        Exhibits and Reports on Form 8-K.........................................................     7

SIGNATURES.............................................................................................     8

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1.       FINANCIAL STATEMENTS

                                                       SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                       ------------------   -----------------
                                                          (UNAUDITED)

ASSETS
   Mortgage securities collateral                         $    861,977        $  1,171,151
   Cash and cash equivalents                                         6                   1
                                                          ------------        ------------

                                                          $    861,983        $  1,171,152
                                                          ============        ============

LIABILITIES
   Collateralized mortgage securities                     $    861,883        $  1,171,031
   Accrued expenses                                                 50                  42
                                                          ------------        ------------

                                                               861,933           1,171,073
                                                          ------------        ------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                          1                   1
   Paid-in capital                                                 465                 432
   Undistributed loss                                             (416)               (354)
                                                          ------------        ------------

                                                                    50                  79
                                                          ------------        ------------

                                                          $    861,983        $  1,171,152
                                                          ============        ============






See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                QUARTER ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30                      SEPTEMBER 30
                                                          -------------------------         -------------------------
                                                            1999             1998             1999             1998
                                                          --------         --------         --------         --------

Interest income on mortgage
   securities collateral                                  $ 17,917         $ 28,085         $ 59,111         $ 90,863

Interest expense on
   collateralized mortgage securities                       17,932           28,102           59,156           90,918
                                                          --------         --------         --------         --------

       Net interest expense                                    (15)             (17)             (45)             (55)
                                                          --------         --------         --------         --------

Other expenses:
   Management fees                                               3                3                8                8
   Professional fees and other                                   2                1                9               14
                                                          --------         --------         --------         --------

     Total other expenses                                        5                4               17               22
                                                          --------         --------         --------         --------


Net loss                                                  $    (20)        $    (21)        $    (62)        $    (77)
                                                          ========         ========         ========         ========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                    ------------------------------
                                                                       1999                1998
                                                                    ----------         -----------

OPERATING ACTIVITIES:
   Net loss                                                         $      (62)        $      (77)
   Noncash item - amortization of
     discount and premium                                                   21                 16
   Net change in other assets and
     accrued expenses                                                        8                  8
                                                                    ----------         ----------
       Net cash used by
           operating activities                                            (33)               (53)
                                                                    ----------         ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                               323,130            387,858
     Decrease in accrued interest receivable                             1,882              2,644
                                                                    ----------         ----------
         Net cash provided by
           investing activities                                        325,012            390,502
                                                                    ----------         ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                 (323,130)          (387,858)
     Decrease in accrued interest payable                               (1,877)            (2,528)
   Capital contribution (distribution)                                      33                (64)
                                                                    ----------         ----------
         Net cash used by
           financing activities                                       (324,974)          (390,450)
                                                                    ----------         ----------

Net change in cash and cash equivalents                                      5                 (1)

Cash and cash equivalents at
   beginning of period                                                       1                  2
                                                                    ----------         ----------

Cash and cash equivalents at end
   of period                                                        $        6         $        1
                                                                    ==========         ==========






See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1998.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                                   SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                   ------------------   -----------------

         Carrying amount                                 $  861,977         $1,171,151
         Unrealized gains                                     9,484             49,394
         Unrealized losses                                     (424)                --
                                                         ----------         ----------

           Fair value                                    $  871,037         $1,220,545
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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                             QUARTER ENDED SEPTEMBER 30
                                                             -----------------------------------------------------------
                                                                       1999                               1998
                                                             -------------------------          ------------------------
                                                                               AVERAGE                           AVERAGE
                                                              AMOUNT            RATE             AMOUNT           RATE
                                                             --------          -------          --------         -------
Interest income on mortgage
   securities collateral                                     $ 17,917             8.20%         $ 28,085            8.02%
Interest expense on
   collateralized mortgage securities                          17,932             8.21            28,102            8.03
                                                             --------                           --------

Net interest                                                 $    (15)                          $    (17)
                                                             ========                           ========

                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                             -----------------------------------------------------------
                                                                       1999                               1998
                                                             -------------------------          ------------------------
                                                                               AVERAGE                           AVERAGE
                                                              AMOUNT            RATE             AMOUNT           RATE
                                                             --------          -------          --------         -------
Interest income on mortgage
   securities collateral                                     $ 59,111             8.09%         $ 90,863            7.92%
Interest expense on
   collateralized mortgage securities                          59,156             8.09            90,918            7.92
                                                             --------                           --------

Net interest                                                 $    (45)                          $    (55)
                                                             ========                           ========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                                           QUARTER ENDED SEPTEMBER 30, 1999
                                                                  --------------------------------------------------
                                                                    RATE*               VOLUME*               TOTAL
                                                                  --------             --------             --------
Interest income on mortgage
   securities collateral                                          $    610             $(10,778)            $(10,168)
Interest expense on
   collateralized mortgage securities                                  617              (10,787)             (10,170)
                                                                  --------             --------             --------

                                                                  $     (7)            $      9             $      2
                                                                  ========             ========             ========

                                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                  --------------------------------------------------
                                                                    RATE*               VOLUME*               TOTAL
                                                                  --------             --------             --------

Interest income on mortgage
   securities collateral                                          $  1,878             $(33,630)            $(31,752)
Interest expense on
   collateralized mortgage securities                                1,889              (33,651)             (31,762)
                                                                  --------             --------             --------

                                                                  $    (11)            $     21             $     10
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

     State of Readiness. The Manager has made investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager has also taken steps to ensure that the vendors it utilizes and institutions that it interfaces with have also taken the necessary steps to become Year 2000 compliant. This process was completed in the third quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

     Risks and Contingency Planning. The Manager considers all its systems and applications to be Year 2000 compliant, and has taken steps to ensure that all of the vendors it utilizes and institutions that it interfaces have completed their compliance efforts. Nonetheless, the Manager will continue to monitor Year 2000 compliance and has drafted contingency plans for all critical processes to help ensure the impact on the Company's operations, or that of customers or vendors will be minimized if an event of non-compliance occurs. These plans include arranging for the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any such disruption to the Company's operations is not presently determinable.


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


                                             CMC SECURITIES CORPORATION IV





Date:  November 10, 1999                By: /s/ RONN K. LYTLE
                                            -----------------------------------
                                            Ronn K. Lytle
                                            Chairman and Chief Executive Officer




Date:  November 10, 1999                By: /s/ ANDREW F. JACOBS
                                            -----------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

    27                     Financial Data Schedule (electronic filing only).