Form 10-K
period 1999-12-31
CMC SECURITIES CORP IV
filed 2000-03-28
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    --------------

                        COMMISSION FILE NUMBER: 333-64481

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

AT MARCH 23, 2000 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 23, 2000:  1,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                          CMC SECURITIES CORPORATION IV

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                       PAGE
                                                                       ----
                                PART I

ITEM  1. BUSINESS..................................................     1

ITEM  2. PROPERTIES................................................     3

ITEM  3. LEGAL PROCEEDINGS.........................................     3


                                PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS.........................    3

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    3

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK......................................    4

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............     4

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.....................   15


                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K.....................................   16

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

The Company was formed primarily for the purpose of issuing collateralized mortgage obligations ("Bonds" or "CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") that evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the Bonds will either be contributed by CMC or its affiliates or purchased from third parties and will either be Ginnie Mae certificates, Fannie Mac certificates, Freddie Mac certificates or mortgage pass-through ("Non-Agency") Certificates. The Company's Certificate of Incorporation requires that Bonds issued be rated in one of the two highest rating categories established by one or more nationally recognized statistical rating agencies.

On August 17, 1992 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of CMOs. The Company commenced operations with the September 30, 1994 issuance of its first series of CMOs. The Company did not issue any CMOs during 1996 or 1995. During 1997 the Company issued two series of CMOs (Series 1997-NAMC 3 and 1997-2) with total obligations (including accrued interest and premium) of $1.2 billion. The Company retained no beneficial interest in these CMOs, and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. These issuances were accounted for as financings. As of December 31, 1999, the Company had issued 5 series of CMOs with an aggregate original principal balance of $2,003,125,000, $176,304,000 of which were issued outside the registration statement as private placements.

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

EMPLOYEES

At December 31, 1999 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. During 1998 Capstead Inc. serviced a significant number of the Company's mortgage loans. This servicing was sold by Capstead Inc. in December 1998 to an unaffiliated third party. No servicing fees were retained by Capstead Inc. during 1999; however, during 1998 and 1997 Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $940,000 and $1,174,000, respectively.

In addition, CMC acts as administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 1999, 1998 and 1997, CMC retained fees for administering the Non-Agency Certificates and CMOs of $180,000, $253,000 and $297,000, respectively.

ITEM 2. PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by CMC.

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

IMPACT OF YEAR 2000

The Manager took the necessary steps to ensure that its software systems and applications would not fail or create erroneous results by or at December 31, 1999 ("Year 2000 compliant"). The Manager also took steps to ensure that the vendors it utilizes and institutions that it interfaces with had also taken the necessary steps to become Year 2000 compliant. The Company experienced no material instances of Year 2000 compliance failures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, the Company will receive no economic benefit from the CMOs it has issued other than the amortization of unreimbursed bond issuance costs totaling $79,000 as of December 31, 1999. Accordingly the Company has no appreciable exposure to market risks, including interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation IV

We have audited the accompanying balance sheet of CMC Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation IV at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.






                                                               ERNST & YOUNG LLP








Dallas, Texas
January 27, 2000

                          CMC SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           DECEMBER 31
                                                   --------------------------
                                                       1999           1998
                                                   -----------    -----------

ASSETS
   Mortgage securities collateral                  $   828,194    $ 1,171,151
   Cash and cash equivalents                                 5              1
                                                   -----------    -----------

                                                   $   828,199    $ 1,171,152
                                                   ===========    ===========

LIABILITIES
   Collateralized mortgage securities              $   828,115    $ 1,171,031
   Accrued expenses                                         52             42
                                                   -----------    -----------

                                                       828,167      1,171,073
                                                   -----------    -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                      1              1
   Paid-in capital                                         465            432
   Undistributed loss                                     (434)          (354)
                                                   -----------    -----------

                                                            32             79
                                                   -----------    -----------

                                                   $   828,199    $ 1,171,152
                                                   ===========    ===========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                   YEAR ENDED DECEMBER 31
                                         -----------------------------------------
                                             1999           1998           1997
                                         -----------    -----------    -----------

Interest income on
   mortgage securities collateral        $    75,907    $   115,627    $    67,475

Interest expense on collateralized
   mortgage securities                        75,967        115,697         67,563
                                         -----------    -----------    -----------

       Net interest expense                      (60)           (70)           (88)
                                         -----------    -----------    -----------

Other expenses:
   Management fees                                10             10             10
   Professional fees                              10             17             14
                                         -----------    -----------    -----------

     Total other expenses                         20             27             24
                                         -----------    -----------    -----------

Net loss                                 $       (80)   $       (97)   $      (112)
                                         ===========    ===========    ===========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                     COMMON STOCK
                                 -----------------------    PAID-IN      UNDISTRIBUTED
                                   SHARES       AMOUNT      CAPITAL      INCOME (LOSS)      TOTAL
                                 ----------   ----------   ----------    -------------    ----------

Balance at
   January 1, 1997                        1   $        1   $      474    $        (145)   $      330

Capital contribution                     --           --           16               --            16

Net loss                                 --           --           --             (112)         (112)
                                 ----------   ----------   ----------    -------------    ----------

Balance at
   December 31, 1997                      1            1          490             (257)          234

Capital distribution                     --           --          (58)              --           (58)

Net loss                                 --           --           --              (97)          (97)
                                 ----------   ----------   ----------    -------------    ----------

Balance at
   December 31, 1998                      1            1          432             (354)           79

Capital contribution                     --           --           33               --            33

Net loss                                 --           --           --              (80)          (80)
                                 ----------   ----------   ----------    -------------    ----------

Balance at
   December 31, 1999                      1   $        1   $      465    $        (434)   $       32
                                 ==========   ==========   ==========    =============    ==========






See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                           YEAR ENDED DECEMBER 31
                                               -----------------------------------------------
                                                   1999             1998             1997
                                               -------------    -------------    -------------


OPERATING ACTIVITIES:
   Net loss                                    $         (80)   $         (97)   $        (112)
   Noncash item - amortization
     of discount and premium                              33               19               61
   Net change in other assets and
     accrued expenses                                     10               10               10
                                               -------------    -------------    -------------
         Net cash used by
           operating activities                          (37)             (68)             (41)
                                               -------------    -------------    -------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Mortgage collateral acquired
       from affiliate                                     --               --       (1,187,085)
     Principal collections on collateral             357,983          559,522           81,555
     Decrease (increase) in accrued
       interest receivable                             2,099            3,745           (7,060)
     Increase in short-term investments                   --               --               (2)
                                               -------------    -------------    -------------
         Net cash provided (used) by
           investing activities                      360,082          563,267       (1,112,592)
                                               -------------    -------------    -------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                               --               --        1,187,085
     Principal payments on securities               (357,983)        (559,522)         (81,555)
     Increase (decrease) in accrued
       interest payable                               (2,091)          (3,620)           7,089
   Capital contribution (distribution)                    33              (58)              16
                                               -------------    -------------    -------------
         Net cash provided (used) by
           financing activities                     (360,041)        (563,200)       1,112,635
                                               -------------    -------------    -------------

Net change in cash and cash equivalents                    4               (1)               2

Cash and cash equivalents at
   beginning of year                                       1                2               --
                                               -------------    -------------    -------------

Cash and cash equivalents at end
     of year                                   $           5    $           1    $           2
                                               =============    =============    =============









See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

INCOME TAXES

Since its inception through August 9, 1994, the Company operated as a qualified real estate investment trust ("REIT") subsidiary of CMC, which itself is a REIT, and was combined with CMC for federal income tax purposes. REITs are not taxed at the corporate level provided that certain requirements are met. From August 10, 1994 through December 21, 1995 the Company was consolidated for income tax purposes with Capstead Inc., which is not a REIT; however, due to losses incurred during this period, no provision was made for federal income taxes. Beginning December 21, 1995 the Company once again began operating as a qualified REIT subsidiary of CMC. Accordingly, no provision is required for federal income taxes.

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


                                           DECEMBER 31
                                   ------------------------------
                                        1999             1998
                                   -------------    -------------

Mortgage collateral                $     832,087    $   1,190,070
Short-term investments                         9                9
Accrued interest receivable                5,101            7,200
                                   -------------    -------------
  Total collateral                       837,197        1,197,279
Unamortized discount                      (9,003)         (26,128)
                                   -------------    -------------

Net collateral                     $     828,194    $   1,171,151
                                   =============    =============


The weighted average effective interest rate for mortgage securities collateral was 8.06% and 7.92% during 1999 and 1998, respectively.

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):


                                                  DECEMBER 31
                                         ----------------------------
                                             1999            1998
                                         ------------    ------------

Collateralized mortgage securities       $    832,087    $  1,190,070
Accrued interest payable                        5,035           7,107
                                         ------------    ------------
  Total obligation                            837,122       1,197,177
Unamortized discount                           (9,007)        (26,146)
                                         ------------    ------------

Net obligation                           $    828,115    $  1,171,031
                                         ============    ============

Range of average interest rate          6.35% to 8.55%  6.36% to 8.26%
Stated maturities                        2024 to 2027    2024 to 2027
Number of series                                    5               5

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

The weighted average effective interest rate for collateralized mortgage securities was 8.06% and 7.93% during 1999 and 1998, respectively. Interest payments on collateralized mortgage securities of $70,489,000, $110,882,000 and $52,621,000 were made during 1999, 1998 and 1997, respectively.

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


                                                       DECEMBER 31, 1999         DECEMBER 31, 1998
                                                    -----------------------   -----------------------
                                                     CARRYING      FAIR        CARRYING       FAIR
                                                      AMOUNT       VALUE        AMOUNT        VALUE
                                                    ----------   ----------   ----------   ----------

ASSETS
   Cash and cash equivalents                        $        5   $        5   $        1   $        1
   Mortgage securities collateral                      828,194      834,267    1,171,151    1,220,545

LIABILITIES
   Collateralized mortgage
     securities                                        828,115      843,839    1,171,031    1,226,691

The table above reflects the estimated fair value of mortgage securities collateral and cash equivalents, which reflect gross unrealized gains of $6.4 million and gross unrealized losses of $318,000 as of December 31, 1999, and gross unrealized gains of $49.4 million as of December 31, 1998.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 1999.

Since 23% and 18% of mortgage securities collateral is secured by properties located in California and Virginia, respectively, the Company has a concentration of risk related to these markets. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

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

NOTE I -- TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., the provisions of which are typical of such agreements in the mortgage servicing industry. Capstead Inc. sold this servicing to an unaffiliated third party in December 1998. Under the servicing agreements, Capstead Inc. retained from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. No servicing fees were retained by Capstead Inc. during 1999; however, servicing fees of $940,000 and $1,174,000 were retained by Capstead Inc. in 1998 and 1997, respectively.

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives fees of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $180,000, $253,000 and $297,000 in 1999, 1998 and 1997, respectively.

During 1995 the Company had a $20 million revolving subordinated promissory note with Capstead Inc. under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matured January 1, 1996 and has been replaced with a $1 million note with CMC that contains similar terms and expires January 1, 2001.

NOTE J -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):


                                        1999                           1998                           1997
                              --------------------------     --------------------------    --------------------------
                                               AVERAGE                        AVERAGE                        AVERAGE
                                 AMOUNT         RATE           AMOUNT          RATE          AMOUNT           RATE
                              -----------    -----------     -----------    -----------    -----------    -----------

Interest income on
   mortgage securities
   collateral                 $    75,907           8.06%    $   115,627           7.92%   $    67,475           8.65%
Interest expense on
   collateralized
   mortgage securities             75,967           8.06         115,697           7.93         67,563           8.66
                              -----------                    -----------                   -----------

Net interest expense          $       (60)                   $       (70)                  $       (88)
                              ===========                    ===========                   ===========

The following is a summary of the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):


                                                     1999/1998
                                        --------------------------------------
                                           RATE         VOLUME         TOTAL
                                        ----------    ----------    ----------

Interest income on mortgage
   securities collateral                $    1,953    $  (41,673)   $  (39,720)
Interest expense on collateralized
   mortgage securities                       1,981       (41,711)      (39,730)
                                        ----------    ----------    ----------

                                        $      (28)   $       38    $       10
                                        ==========    ==========    ==========



                                                       1998/1997
                                        --------------------------------------
                                           RATE         VOLUME         TOTAL
                                        ----------    ----------    ----------

Interest income on mortgage
   securities collateral                $   (6,132)   $   54,284    $   48,152
Interest expense on collateralized
   mortgage securities                      (6,201)       54,335        48,134
                                        ----------    ----------    ----------

                                        $       69    $      (51)   $       18
                                        ==========    ==========    ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report:


                                                                                                  PAGE
                                                                                                  ----
        1.    The following financial statements of the
              Company are included in ITEM 8:

              Balance Sheet - December 31, 1999 and 1998                                           6
              Statement of Operations - Three Years Ended
                December 31, 1999                                                                  7
              Statement of Stockholder's Equity -
                Three Years Ended December 31, 1999                                                8
              Statement of Cash Flows -
                Three Years Ended December 31, 1999                                                9
              Notes to Financial Statements - December 31, 1999                                   10

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

               3.1 Certificate of Amendment of the Certificate of Incorporation of the Company dated August 9, 1994(4)

               3.2        Certificate of Incorporation(1)

               3.3        Bylaws(1)

               3.2 Certificate of Merger of the Company into CMCSC IV-A, filed and Certified on December 21, 1995 with the Secretary of State of Delaware(10)

               3.3        Bylaws of CMCSC IV-A(10)

               3.4 Certificate of Incorporation of CMCSC IV-A, as filed with the Secretary of State of Delaware on December 13, 1995(10)

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


                                         CMC SECURITIES CORPORATION IV
                                                  REGISTRANT


Date:  March 24, 2000                     By: /s/ ANDREW F. JACOBS
                                             -----------------------------------
                                                   Andrew F. Jacobs
                                             Executive Vice President-Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.




/s/ RONN K. LYTLE                                  Chairman, Chief                       March 24, 2000
------------------------------                     Executive Officer
        (Ronn K. Lytle)                            and Director



/s/ ANDREW F. JACOBS                               Executive Vice President -            March 24, 2000
------------------------------                     Finance
       (Andrew F. Jacobs)


/s/ MAURICE MCGRATH                                Director                              March 28, 2000
------------------------------
        (Maurice McGrath)

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

     3.1 Certificate of Amendment of the Certificate of Incorporation of the Company dated August 9, 1994(4)

     3.2       Certificate of Incorporation(1)

     3.3       Bylaws(1)

     3.2 Certificate of Merger of the Company into CMCSC IV-A, filed and Certified on December 21, 1995 with the Secretary of State of
               Delaware(10)

     3.3       Bylaws of CMCSC IV-A(10)

     3.4 Certificate of Incorporation of CMCSC IV-A, as filed with the Secretary of State of Delaware on December 13, 1995(10)

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