Form 10-Q
period 2000-03-31
CMC SECURITIES CORP IV
filed 2000-05-11
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                        COMMISSION FILE NUMBER: 33-47912

                          CMC SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                   75-2431915
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

 8401 N CENTRAL EXPRESSWAY, DALLAS, TEXAS                     75225
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

Common Stock ($1.00 par value)                         1,000 as of May 10, 2000

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX


                                       PART I. -- FINANCIAL INFORMATION
                                                                                                           PAGE
                                                                                                           ----
ITEM 1. Financial Statements

   Balance Sheet -- March 31, 2000 and December 31, 1999...............................................     1

   Statement of Operations -- Quarter Ended March 31, 2000 and 1999....................................     2

   Statement of Cash Flows -- Quarter Ended March 31, 2000 and 1999....................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................................     6


                                        PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings..............................................................................     6

ITEM 5. Other Information..............................................................................     6

ITEM 6. Exhibits and Reports on Form 8-K...............................................................     6

SIGNATURES.............................................................................................     7

                          CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS

                                                                     MARCH 31, 2000              DECEMBER 31, 1999
                                                                     --------------              -----------------
                                                                      (UNAUDITED)
ASSETS
   Mortgage securities collateral                                     $806,563                     $828,194
   Cash and cash equivalents                                                 5                            5
                                                                      --------                     --------

                                                                      $806,568                     $828,199
                                                                      ========                     ========

LIABILITIES
   Collateralized mortgage securities                                 $806,504                     $828,115
   Accrued expenses                                                         54                           52
                                                                      --------                     --------

                                                                       806,558                      828,167
                                                                      --------                     --------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                                      1                            1
   Paid-in capital                                                         465                          465
   Undistributed loss                                                     (456)                        (434)
                                                                      --------                     --------

                                                                            10                           32
                                                                      --------                     --------

                                                                      $806,568                     $828,199
                                                                      ========                     ========





See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      QUARTER ENDED MARCH 31
                                                                                  ------------------------------
                                                                                   2000                    1999
                                                                                  -------                 ------
Interest income on mortgage
   securities collateral                                                          $15,507                $22,064

Interest expense on collateralized
   mortgage securities                                                             15,526                 22,079
                                                                                  -------                -------

       Net interest expense                                                           (19)                   (15)
                                                                                  -------                -------

Other expense:
   Management fees                                                                      3                      3
                                                                                  -------                -------

Net loss                                                                          $   (22)               $   (18)
                                                                                  =======                =======




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             QUARTER ENDED
                                                                                                MARCH 31
                                                                                       -------------------------
                                                                                          2000            1999
                                                                                       --------        ---------
OPERATING ACTIVITIES:
   Net loss                                                                            $    (22)       $     (18)
   Noncash item - amortization of discount and premium                                       18                4
   Net change in other assets and accrued expenses                                            2                3
                                                                                       --------        ---------

       Net cash used by operating activities                                                 (2)             (11)
                                                                                       --------        ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                                                 22,005          150,787
     Decrease in accrued interest receivable                                                139              955
                                                                                       --------        ---------

       Net cash provided by investing activities                                         22,144          151,742
                                                                                       --------        ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                                   (22,005)        (150,787)
     Decrease in accrued interest payable                                                  (137)            (944)
                                                                                       --------        ---------

       Net cash used by financing activities                                            (22,142)        (151,731)
                                                                                       --------        ---------

Net change in cash and cash equivalents                                                      --               --

Cash and cash equivalents at beginning of period                                              5                1
                                                                                       --------        ---------

Cash and cash equivalents at end of period                                             $      5        $       1
                                                                                       ========        =========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1999.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                                            MARCH 31, 2000                DECEMBER 31, 1999
                                                            --------------                -----------------
         Carrying amount                                      $806,563                     $828,194
         Unrealized gains                                        4,128                        6,391
         Unrealized losses                                      (5,433)                        (318)
                                                              --------                     --------

           Fair value                                         $805,258                     $834,267
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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                           QUARTER ENDED MARCH 31
                                                         ----------------------------------------------------------
                                                                 2000                                  1999
                                                         --------------------                 ---------------------
                                                                      AVERAGE                               AVERAGE
                                                         AMOUNT        RATE                   AMOUNT         RATE
                                                         ------       -------                 ------        -------
Interest income on mortgage
   securities collateral                                 $15,507       7.65%                  $22,064       8.12%
Interest expense on
   collateralized mortgage
   securities                                             15,526       7.66                    22,079       8.12
                                                         -------                              -------

Net interest                                             $   (19)                             $   (15)
                                                         =======                              =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter ended March 31, 2000 compared to the same period in 1999 (in thousands):

                                                               RATE*                 VOLUME*                TOTAL
                                                               -----                 -------                -----
Interest income on mortgage
   securities collateral                                      $(1,222)               $(5,335)              $(6,557)
Interest expense on
   collateralized mortgage
   securities                                                  (1,215)                (5,338)               (6,553)
                                                              -------                -------               -------

                                                              $    (7)               $     3               $    (4)
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


                                          CMC SECURITIES CORPORATION IV




Date:  May 10, 1999             By:   /s/ ANDREW F. JACOBS
                                      ---------------------------------------
                                      Andrew F. Jacobs
                                      Executive Vice President - Finance



Date:  May 10, 1999             By:   /s/ PHILLIP A. REINSCH
                                      ---------------------------------------
                                      Phillip A. Reinsch
                                      Senior Vice President - Control

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------
Exhibit 27               Financial Data Schedule