Form 10-Q
period 2000-06-30
CMC SECURITIES CORP IV
filed 2000-08-11
CIK 887507

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                        COMMISSION FILE NUMBER: 33-47912

                          CMC SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                    DELAWARE                                  75-2431915
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

 8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX            75225
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

Common Stock ($1.00 par value)                       1,000 as of August 10, 2000

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                                                          PAGE
ITEM 1.       Financial Statements

   Balance Sheet -- June 30, 2000 and December 31, 1999................................................     1

   Statement of Operations -- Quarter and Six Months
     Ended June 30, 2000 and 1999......................................................................     2

   Statement of Cash Flows -- Six Months Ended
     June 30, 2000 and 1999............................................................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................     6


                                           PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings........................................................................     6

ITEM 5.       Other Information........................................................................     6

ITEM 6.       Exhibits and Reports on Form 8-K.........................................................     6

SIGNATURES.............................................................................................     7

                          CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS

                                                        JUNE 30, 2000       DECEMBER 31, 1999
                                                        -------------       -----------------
                                                         (UNAUDITED)
ASSETS
   Mortgage securities collateral                       $    782,753           $    828,194
   Cash and cash equivalents                                       5                      5
                                                        ------------           ------------

                                                        $    782,758           $    828,199
                                                        ============           ============

LIABILITIES
   Collateralized mortgage securities                   $    782,713           $    828,115
   Accrued expenses                                               57                     52
                                                        ------------           ------------

                                                             782,770                828,167
                                                        ------------           ------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                            1                      1
   Paid-in capital                                               467                    465
   Undistributed loss                                           (480)                  (434)
                                                        ------------           ------------

                                                                 (12)                    32
                                                        ------------           ------------

                                                        $    782,758           $    828,199
                                                        ============           ============

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            QUARTER ENDED              SIX MONTHS ENDED
                                               JUNE 30                     JUNE 30
                                       ----------------------      ----------------------
                                         2000          1999          2000          1999
                                       --------      --------      --------      --------
Interest income on mortgage
   securities collateral               $ 15,509      $ 19,130      $ 31,016      $ 41,194

Interest expense on collateralized
   mortgage securities                   15,530        19,145        31,056        41,224
                                       --------      --------      --------      --------

       Net interest expense                 (21)          (15)          (40)          (30)
                                       --------      --------      --------      --------

Other expense:
   Management fees                            2             2             5             5
   Professional fees and other                1             7             1             7
                                       --------      --------      --------      --------

     Total other expense                      3             9             6            12
                                       --------      --------      --------      --------

Net loss                               $    (24)     $    (24)     $    (46)     $    (42)
                                       ========      ========      ========      ========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   SIX MONTHS ENDED JUNE 30
                                                 ------------------------------
                                                    2000              1999
                                                 ------------      ------------
OPERATING ACTIVITIES:
   Net loss                                      $        (46)     $        (42)
   Noncash item - amortization of
     discount and premium                                  35                12
   Net change in other assets and
     accrued expenses                                       5                 6
                                                 ------------      ------------
       Net cash used by
         operating activities                              (6)              (24)
                                                 ------------      ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral               46,573           265,036
     Decrease in accrued interest receivable              290             1,520
                                                 ------------      ------------
       Net cash provided by
         investing activities                          46,863           266,556
                                                 ------------      ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                 (46,573)         (265,036)
     Decrease in accrued interest payable                (286)           (1,513)
   Capital distribution                                     2                16
                                                 ------------      ------------
       Net cash used by financing
         activities                                   (46,857)         (266,533)
                                                 ------------      ------------

Net change in cash and cash equivalents                    --                (1)

Cash and cash equivalents at beginning
   of period                                                5                 1
                                                 ------------      ------------

Cash and cash equivalents at end of
   period                                        $          5      $         --
                                                 ============      ============

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1999.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                        JUNE 30, 2000           DECEMBER 31, 1999
                                        --------------          -----------------
Carrying amount                         $      782,753           $      828,194
Unrealized gains                                 4,578                    6,391
Unrealized losses                              (16,027)                    (318)
                                        --------------           --------------

  Fair value                            $      771,304           $      834,267
                                        ==============           ==============

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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                                              QUARTER ENDED JUNE 30
                                                                ---------------------------------------------------
                                                                        2000                           1999
                                                                --------------------         ----------------------
                                                                              AVERAGE                       AVERAGE
                                                                AMOUNT         RATE          AMOUNT           RATE
                                                                -------       ------         -------         ------
Interest income on mortgage
   securities collateral                                        $15,509       7.85%          $19,130         8.01%
Interest expense on collateralized
   mortgage securities                                           15,530       7.86            19,145         8.02
                                                                -------                      -------

Net interest                                                    $   (21)                     $   (15)
                                                                =======                      =======


                                                                             SIX MONTHS ENDED JUNE 30
                                                                ---------------------------------------------------
                                                                        2000                           1999
                                                                --------------------         ----------------------
                                                                             AVERAGE                        AVERAGE
                                                                AMOUNT         RATE          AMOUNT           RATE
                                                                -------       ------         -------         ------
Interest income on mortgage
   securities collateral                                        $31,016       7.75%          $41,194         8.06%
Interest expense on collateralized
   mortgage securities                                           31,056       7.76            41,224         8.07
                                                                -------                      -------

Net interest                                                    $   (40)                     $   (30)
                                                                =======                      =======

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and six months ended June 30, 2000 compared to the same periods in 1999 (in thousands):

                                                                         QUARTER ENDED JUNE 30, 2000
                                                              ---------------------------------------------------
                                                              RATE*                  VOLUME*                TOTAL
                                                              -----                  -------                -----
Interest income on mortgage
   securities collateral                                      $(387)                $(3,234)              $(3,621)
Interest expense on collateralized
   mortgage securities                                         (377)                 (3,238)               (3,615)
                                                              -----                 -------               -------

                                                              $ (10)                $     4               $    (6)
                                                              =====                 =======               =======


                                                                        SIX MONTHS ENDED JUNE 30, 2000
                                                              ---------------------------------------------------
                                                              RATE*                  VOLUME*                TOTAL
                                                              -----                  -------                -----
Interest income on mortgage
   securities collateral                                      $(1,556)              $(8,622)             $(10,178)
Interest expense on collateralized
   mortgage securities                                         (1,537)               (8,631)              (10,168)
                                                              -------               -------              --------

                                                              $   (19)              $     9              $    (10)
                                                              =======               =======              ========

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


                                         CMC SECURITIES CORPORATION IV




Date:  August 10, 2000           By:   /s/ ANDREW F. JACOBS
                                       --------------------
                                       Andrew F. Jacobs
                                       Executive Vice President - Finance




Date:  August 10, 2000           By:   /s/ PHILLIP A. REINSCH
                                       ----------------------
                                       Phillip A. Reinsch
                                       Senior Vice President - Control

                                INDEX TO EXHIBITS




     EXHIBIT
     NUMBER               ITEM
     ------               ----
       27                 Financial Data Schedule (electronic filing only)