Form 10-Q
period 2000-09-30
CMC SECURITIES CORP IV
filed 2000-11-13
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM              TO
                                     ------------    -----------

                        COMMISSION FILE NUMBER: 33-47912

                          CMC SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                   75-2431915
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                     Identification No.)

8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX             75225
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

Common Stock ($1.00 par value)                      1,000 as of November 9, 2000

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
ITEM 1.  Financial Statements

   Balance Sheets -- September 30, 2000 and December 31, 1999..............    1

   Statements of Operations -- Quarter and Nine Months
     Ended September 30, 2000 and 1999.....................................    2

   Statements of Cash Flows -- Nine Months Ended
     September 30, 2000 and 1999...........................................    3

   Notes to Financial Statements...........................................    4

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................    6


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................    6

ITEM 5.  Other Information.................................................    6

ITEM 6.  Exhibits and Reports on Form 8-K..................................    6

SIGNATURES.................................................................    7

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.       FINANCIAL STATEMENTS

                                                    SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                    ------------------    -----------------
                                                       (UNAUDITED)
ASSETS
   Mortgage securities collateral                       $ 755,112             $ 828,194
   Cash and cash equivalents                                    5                     5
                                                        ---------             ---------

                                                        $ 755,117             $ 828,199
                                                        =========             =========

LIABILITIES
   Collateralized mortgage securities                   $ 755,092             $ 828,115
   Accrued expenses                                            60                    52
                                                        ---------             ---------

                                                          755,152               828,167
                                                        ---------             ---------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                         1                     1
   Paid-in capital                                            466                   465
   Undistributed loss                                        (502)                 (434)
                                                        ---------             ---------

                                                              (35)                   32
                                                        ---------             ---------

                                                        $ 755,117             $ 828,199
                                                        =========             =========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     QUARTER ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30            SEPTEMBER 30
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Interest income on mortgage
   securities collateral                          $ 14,890    $ 17,917    $ 45,906    $ 59,111

Interest expense on
   collateralized mortgage securities               14,909      17,932      45,965      59,156
                                                  --------    --------    --------    --------

       Net interest expense                            (19)        (15)        (59)        (45)
                                                  --------    --------    --------    --------

Other expenses:
   Management fees                                       3           3           8           8
   Professional fees and other                          --           2           1           9
                                                  --------    --------    --------    --------

     Total other expenses                                3           5           9          17
                                                  --------    --------    --------    --------


Net loss                                          $    (22)   $    (20)   $    (68)   $    (62)
                                                  ========    ========    ========    ========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                    ------------------------------
                                                      2000                  1999
                                                    --------              --------
OPERATING ACTIVITIES:
   Net loss                                         $     (68)            $    (62)
   Noncash item - amortization of
     discount and premium                                  51                   21
   Net change in other assets and
     accrued expenses                                       8                    8
                                                    ---------             --------
       Net cash used in
           operating activities                            (9)                 (33)
                                                    ---------             --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral               74,856              323,130
     Decrease in accrued interest receivable              468                1,882
                                                    ---------             --------
         Net cash provided by
           investing activities                        75,324              325,012
                                                    ---------             --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                 (74,856)            (323,130)
     Decrease in accrued interest payable                (460)              (1,877)
   Capital contribution                                     1                   33
                                                    ---------             --------
         Net cash used in
           financing activities                       (75,315)            (324,974)
                                                    ---------             --------

Net change in cash and cash equivalents                    --                    5

Cash and cash equivalents at
   beginning of period                                      5                    1
                                                    ---------             --------

Cash and cash equivalents at end
   of period                                        $       5             $      6
                                                    =========             ========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1999.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                      SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                      ------------------     -----------------
         Carrying amount                  $ 755,112             $ 828,194
         Unrealized gains                     4,763                 6,391
         Unrealized losses                  (11,084)                 (318)
                                          ---------             ---------

           Fair value                     $ 748,791             $ 834,267
                                          =========             =========

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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and average effective interest rates for the periods indicated (dollars in thousands):

                                                          QUARTER ENDED SEPTEMBER 30
                                               ---------------------------------------------
                                                       2000                      1999
                                               --------------------     --------------------
                                                            AVERAGE                  AVERAGE
                                                AMOUNT       RATE        AMOUNT        RATE
                                               --------     -------     --------     -------
Interest income on mortgage
   securities collateral                       $ 14,890        7.80%    $ 17,917        8.20%
Interest expense on
   collateralized mortgage securities            14,909        7.81       17,932        8.21
                                               --------                 --------

Net interest                                   $    (19)                $    (15)
                                               ========                 ========

                                                      NINE MONTHS ENDED SEPTEMBER 30
                                               ---------------------------------------------
                                                       2000                      1999
                                               --------------------     --------------------
                                                            AVERAGE                  AVERAGE
                                                AMOUNT       RATE        AMOUNT        RATE
                                               --------     -------     --------     -------
Interest income on mortgage
   securities collateral                       $ 45,906        7.77%    $ 59,111        8.09%
Interest expense on
   collateralized mortgage securities            45,965        7.78       59,156        8.09
                                               --------                 --------

Net interest                                   $    (59)                $    (45)
                                               ========                 ========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999 (in thousands):

                                                  QUARTER ENDED SEPTEMBER 30, 2000
                                                  --------------------------------
                                                    RATE*      VOLUME*     TOTAL
                                                  --------    --------    --------
Interest income on mortgage
   securities collateral                          $   (854)   $ (2,173)   $ (3,027)
Interest expense on
   collateralized mortgage securities                 (847)     (2,176)     (3,023)
                                                  --------    --------    --------

                                                  $     (7)   $      3    $     (4)
                                                  ========    ========    ========

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                  ------------------------------------
                                                   RATE*         VOLUME*       TOTAL
                                                  --------      --------      --------
Interest income on mortgage
   securities collateral                          $ (2,276)     $(10,929)     $(13,205)
Interest expense on
   collateralized mortgage securities               (2,249)      (10,942)      (13,191)
                                                  --------      --------      --------

                                                  $    (27)     $     13      $    (14)
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


                                              CMC SECURITIES CORPORATION IV





Date:  November 9, 2000         By:   /s/ ANDREW F. JACOBS
                                      -----------------------------------------
                                      Andrew F. Jacobs
                                      Executive Vice President - Finance




Date:  November 9, 2000         By:   /s/ PHILLIP A. REINSCH
                                      -----------------------------------------
                                      Phillip A. Reinsch
                                      Senior Vice President - Control

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27                       Financial Data Schedule (electronic filing only).