Form 10-K
period 2000-12-31
CMC SECURITIES CORP IV
filed 2001-03-20
CIK 887507

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

       FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

AT MARCH 15, 2001 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a)
AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 15, 2001: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                          CMC SECURITIES CORPORATION IV

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

ITEM  1.   BUSINESS.......................................................     1

ITEM  2.   PROPERTIES.....................................................     3

ITEM  3.   LEGAL PROCEEDINGS..............................................     3

                                     PART II

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS.............................     3

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............     3

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK...........................................     3

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................     3

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.........................    13

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.........................................    14

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

Control of the Company within CMC's consolidated group changed twice during 1994 and 1995. In August 1994, CMC sold all the issued and outstanding shares of capital stock in the Company to Capstead Inc., CMC's subsidiary formed primarily to service single-family mortgage loans. On December 21, 1995, the Company was merged with and into a newly formed and wholly-owned subsidiary of CMC (with a corporate charter and organizational structure identical in almost all respects to that of the Company) ("CMCSC IV-A") whereby the existence of the Company ceased and CMCSC IV-A acquired all the assets and assumed all the liabilities of the Company as the surviving entity. As a part of the merger, CMCSC IV-A changed its name to CMC Securities Corporation IV, and from December 21, 1995 forward has been referred to as the "Company."

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

On August 17, 1992 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of CMOs. The Company commenced operations with the September 30, 1994 issuance of its first series of CMOs. As of December 31, 1999, the Company had issued 5 series of CMOs (none since 1997) with an aggregate original principal balance of $2,003,125,000, $176,304,000 of which were issued outside the registration statement as private placements. The Company retained no beneficial interest in these CMOs, and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. These issuances were accounted for as financings.

SPECIAL-PURPOSE FINANCE CORPORATION

Article III of the Company's Certificate of Incorporation limits the Company's purposes to (i) issuing and selling CMOs, and receiving, owning, holding and pledging as collateral the related Certificates, (ii) investing cash balances on an interim basis in high quality short-term securities, and (iii) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

COMPETITION

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

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing the Non-Agency Certificates may elect, if they meet the Company's criteria for servicers, either to service the loans they sell or to sell the loans with no agreement with respect to servicing. The Company enters into servicing agreements with each servicer. As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. During 1998 Capstead Inc. serviced a significant number of the Company's mortgage loans. This servicing was sold by Capstead Inc. in December 1998 to an unaffiliated third party. No servicing fees were retained by Capstead Inc. during 2000 and 1999; however, during 1998 Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $940,000.

In addition, CMC acts as administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 2000, 1999 and 1998, CMC retained fees for administering the Non-Agency Certificates and CMOs of $154,000, $180,000 and $253,000, respectively.

ITEM 2. PROPERTIES.

The Company conducts operations at CMC's offices in Dallas, Texas.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, the Company will receive no economic benefit from the CMOs it has issued. Accordingly the Company has no appreciable exposure to market risks, including interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS


Stockholder and Board of Directors
CMC Securities Corporation IV

We have audited the accompanying balance sheets of CMC Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation IV at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                        ERNST & YOUNG LLP


Dallas, Texas
January 30, 2001

                          CMC SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            DECEMBER 31
                                                    ---------------------------
                                                      2000              1999
                                                    ---------         ---------
ASSETS
  Mortgage securities collateral                    $ 734,521         $ 828,194
  Cash and cash equivalents                                 5                 5
                                                    ---------         ---------
                                                    $ 734,526         $ 828,199
                                                    =========         =========

LIABILITIES
  Collateralized mortgage securities                $ 734,521         $ 828,115
  Accrued expenses                                         62                52
                                                    ---------         ---------
                                                      734,583           828,167
                                                    ---------         ---------

STOCKHOLDER'S EQUITY
  Common stock - $1.00 par value, 1 shares
    authorized, issued and outstanding                      1                 1
  Paid-in capital                                         489               465
  Undistributed loss                                     (547)             (434)
                                                    ---------         ---------
                                                          (57)               32
                                                    ---------         ---------
                                                    $ 734,526         $ 828,199
                                                    =========         =========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                  YEAR ENDED DECEMBER 31
                                            -----------------------------------
                                              2000         1999         1998
                                            ---------    ---------    ---------
Interest income on
  mortgage securities collateral            $  60,256    $  75,907    $ 115,627

Interest expense on collateralized
  mortgage securities                          60,335       75,967      115,697
                                            ---------    ---------    ---------
      Net interest expense                        (79)         (60)         (70)
                                            ---------    ---------    ---------

Other expenses:
  Management fees                                  10           10           10
  Professional fees                                24           10           17
                                            ---------    ---------    ---------
    Total other expenses                           34           20           27
                                            ---------    ---------    ---------
Net loss                                    $    (113)   $     (80)   $     (97)
                                            =========    =========    =========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


                              COMMON STOCK        PAID-IN   UNDISTRIBUTED
                           SHARES      AMOUNT     CAPITAL   INCOME (LOSS)    TOTAL
                           ------      ------     -------   -------------    -----
Balance at
  January 1, 1998              1       $   1       $ 490        $(257)       $ 234

Capital distribution          --          --         (58)          --          (58)

Net loss                      --          --          --          (97)         (97)
                           -----       -----       -----        -----        -----

Balance at
  December 31, 1998            1           1         432         (354)          79

Capital contribution          --          --          33           --           33

Net loss                      --          --          --          (80)         (80)
                           -----       -----       -----        -----        -----

Balance at
  December 31, 1999            1           1         465         (434)          32

Capital contribution          --          --          24           --           24

Net loss                      --          --          --         (113)        (113)
                           -----       -----       -----        -----        -----

Balance at
  December 31, 2000            1       $   1       $ 489        $(547)       $ (57)
                           =====       =====       =====        =====        =====




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                     YEAR ENDED DECEMBER 31
                                             ---------------------------------------
                                               2000           1999           1998
                                             ---------      ---------      ---------
OPERATING ACTIVITIES:
  Net loss                                   $    (113)     $     (80)     $     (97)
  Noncash item - amortization
    of discount and premium                         70             33             19
  Net change in other assets and
    accrued expenses                                10             10             10
                                             ---------      ---------      ---------
        Net cash used in
         operating activities                      (33)           (37)           (68)
                                             ---------      ---------      ---------

INVESTING ACTIVITIES:
  Mortgage securities collateral:
    Principal collections on collateral         96,005        357,983        559,522
    Decrease in accrued interest
      receivable                                   595          2,099          3,745
                                             ---------      ---------      ---------
        Net cash provided by
         investing activities                   96,600        360,082        563,267
                                             ---------      ---------      ---------

FINANCING ACTIVITIES:
  Collateralized mortgage securities:
    Principal payments on securities           (96,005)      (357,983)      (559,522)
    Decrease in accrued interest payable          (586)        (2,091)        (3,620)
  Capital contribution (distribution)               24             33            (58)
                                             ---------      ---------      ---------
        Net cash used in
         financing activities                  (96,567)      (360,041)      (563,200)
                                             ---------      ---------      ---------

Net change in cash and cash equivalents             --              4             (1)

Cash and cash equivalents at
  beginning of year                                  5              1              2
                                             ---------      ---------      ---------

Cash and cash equivalents at end
    of year                                  $       5      $       5      $       1
                                             =========      =========      =========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE A -- BUSINESS

CMC Securities Corporation IV (the "Company") was incorporated in Delaware on May 6, 1992, as a special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. Capstead Inc. acquired the Company from Capstead Mortgage Corporation ("CMC"), the then parent of Capstead Inc., on August 10, 1994 pursuant to a Stock Purchase Agreement prior to commencement of operations; however, control of the Company was transferred back to CMC on December 21, 1995 pursuant to an Agreement and Plan of Merger.

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

                                                     DECEMBER 31
                                              -------------------------
                                                2000            1999
                                              ---------       ---------
        Mortgage collateral                   $ 736,082       $ 832,087
        Short-term investments                        9               9
        Accrued interest receivable               4,506           5,101
                                              ---------       ---------
         Total collateral                       740,597         837,197
        Unamortized discount                     (6,076)         (9,003)
                                              ---------       ---------

        Net collateral                        $ 734,521       $ 828,194
                                              =========       =========

The weighted average effective interest rate for mortgage securities collateral was 7.76% and 8.06% during 2000 and 1999, respectively.

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                         DECEMBER 31
                                                 ----------------------------
                                                   2000                1999
                                                 --------            --------
  Collateralized mortgage securities             $736,082            $832,087
  Accrued interest payable                          4,449               5,035
                                                 --------            --------
    Total obligation                              740,531             837,122
  Unamortized discount                             (6,010)             (9,007)
                                                 --------            --------

  Net obligation                                 $734,521            $828,115
                                                 ========            ========

Range of average interest rate                6.36% to 8.74%     6.35% to 8.55%
Stated maturities                              2024 to 2027       2024 to 2027
Number of series                                     5                  5

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

The weighted average effective interest rate for collateralized mortgage securities was 7.77% and 8.06% during 2000 and 1999, respectively. Interest payments on collateralized mortgage securities of $57,280,000, $70,489,000 and $110,882,000 were made during 2000, 1999 and 1998, respectively.

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

                                        DECEMBER 31, 2000           DECEMBER 31, 1999
                                      ----------------------      ----------------------
                                      CARRYING       FAIR         CARRYING       FAIR
                                       AMOUNT        VALUE         AMOUNT        VALUE
                                      --------      --------      --------      --------
ASSETS
  Cash and cash equivalents           $      5      $      5      $      5      $      5
  Mortgage securities collateral       734,521       735,955       828,194       834,267

LIABILITIES
  Collateralized mortgage
    securities                         734,521       735,061       828,115       843,839

The table above reflects the estimated fair value of mortgage securities collateral and cash equivalents, which reflect gross unrealized gains of $7.3 million and gross unrealized losses of $5.8 million as of December 31, 2000, and gross unrealized gains of $6.4 million and gross unrealized losses of $318,000 as of December 31, 1999.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 2000.

Since 23% and 18% of mortgage securities collateral is secured by properties located in California and Virginia, respectively, the Company has a concentration of risk related to these markets. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

NOTE G -- MANAGEMENT AGREEMENT

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., the provisions of which are typical of such agreements in the mortgage servicing industry. Capstead Inc. sold this servicing to an unaffiliated third party in December 1998. Under the servicing agreements, Capstead Inc. retained from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. No servicing fees were retained by Capstead Inc. during 2000 and 1999; however, servicing fees of $940,000 were retained by Capstead Inc. in 1998.

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives fees of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $154,000, $180,000 and $253,000 in 2000, 1999 and 1998, respectively.

The Company has a $1 million revolving subordinated promissory note with CMC under which interest accrues on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note expires January 1, 2002. Repayments may be made as funds are available.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                      2000                    1999                 1998
                               ------------------      ------------------   ------------------
                                          AVERAGE                 AVERAGE              AVERAGE
                               AMOUNT      RATE        AMOUNT      RATE      AMOUNT     RATE
                               -------    -------      -------    -------   --------   -------
Interest income on
  mortgage securities
  collateral                   $60,256     7.76%       $75,907     8.06%    $115,627    7.92%
Interest expense on
  collateralized
  mortgage securities           60,335     7.77         75,967     8.06      115,697    7.93
                               -------                 -------              --------
Net interest expense           $   (79)                $   (60)             $    (70)
                               =======                 =======              ========

The following summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                                2000/1999
                                                   ------------------------------------
                                                    RATE          VOLUME        TOTAL
                                                   -------       --------      --------
Interest income on mortgage
  securities collateral                            $(2,722)      $(12,929)     $(15,651)
Interest expense on collateralized
  mortgage securities                               (2,695)       (12,937)      (15,632)
                                                   -------       --------      --------
                                                   $   (27)      $      8      $    (19)
                                                   =======       ========      ========


                                                                 1999/1998
                                                    -----------------------------------
                                                     RATE         VOLUME        TOTAL
                                                    ------       --------      --------
Interest income on mortgage
  securities collateral                             $1,953       $(41,673)     $(39,720)
Interest expense on collateralized
  mortgage securities                                1,981        (41,711)      (39,730)
                                                    ------       --------      --------
                                                    $  (28)      $     38      $     10
                                                    ======       ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

       1.  The following financial statements of the Company are included in
           ITEM 8:

                                                                                PAGE
                                                                                ----
           Balance Sheets - December 31, 2000 and 1999                           5
           Statements of Operations - Three Years Ended December 31, 2000        6
           Statements of Stockholder's Equity -
             Three Years Ended December 31, 2000                                 7
           Statements of Cash Flows - Three Years Ended December 31, 2000        8
           Notes to Financial Statements - December 31, 2000                     9

       2.  Financial Statement Schedules: None.

           All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       3.  Exhibits:

           EXHIBIT
           NUMBER
           -------
             2.1     Stock Purchase Agreement dated as of August 10, 1994(4)
             3.1     Certificate of Incorporation(1)
             3.2     Amendment to Certificate of Incorporation(4)
             3.3     Bylaws(1)
             3.4     Certificate of Merger of the Company into CMCSC IV-A, filed and Certified on December 21, 1995 with the Secretary of
                     State of Delaware(10)
             3.5     Bylaws of CMCSC IV-A(10)
             3.6     Certificate of Incorporation of CMCSC IV-A, as filed with
                     the Secretary of State of Delaware on December 13, 1995(10)
             4.1     Form of Indenture between Registrant and Texas Commerce
                     Bank, National Association, as Trustee(1)
             4.2     Form of First Supplement to the Indenture(5)
             4.3     Form of Second Supplement to the Indenture(6)
             4.4     Form of Third Supplement to the Indenture(7)
             4.5     Form of Fourth Supplement to the Indenture(8)
             4.6     Form of Fifth Supplement to the Indenture(9)
            10.1     Form of Pooling and Administrative Agreement(1)
            10.4     Management Agreement between Registrant and Capstead
                     Advisers, Inc. dated January 1, 1993(2)
            10.5     Amended Management Agreement between Registrant and
                     Capstead Advisers, Inc. dated October 1, 1993(3)
            23       Consent of Ernst & Young LLP, Independent Auditors*

                                     PART IV

(b)     Reports on Form 8-K:  None.

-----------------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-47912) filed May 14, 1992
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993
(4) Previously filed with the Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1994
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 31, 1994
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 30, 1994
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1997
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 29, 1997
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 10-K for the year ended December 31, 1995
*      Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CMC SECURITIES CORPORATION IV
                                                   REGISTRANT


Date: March 15, 2001                    By: /s/ ANDREW F. JACOBS
                                            --------------------------------
                                                Andrew F. Jacobs
                                            Executive Vice President-Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ ANDREW F. JACOBS               Executive Vice President -     March 15, 2001
------------------------------       Finance
       (Andrew F. Jacobs)


/s/ PHILLIP A. REINSCH             Senior Vice President -        March 15, 2001
------------------------------       Control
       (Phillip. A. Reinsch)


/s/ MAURICE MCGRATH                Director                       March 15, 2001
------------------------------
        (Maurice McGrath)



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                                INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                     DESCRIPTION
        -------                    -----------
         2.1     Stock Purchase Agreement dated as of August 10, 1994(4)
         3.1     Certificate of Incorporation(1)
         3.2     Amendment to Certificate of Incorporation(4)
         3.3     Bylaws(1)
         3.4     Certificate of Merger of the Company into CMCSC IV-A, filed and
                 Certified on December 21, 1995 with the Secretary of State of
                 Delaware(10)
         3.5     Bylaws of CMCSC IV-A(10)
         3.6     Certificate of Incorporation of CMCSC IV-A, as filed with the
                 Secretary of State of Delaware on December 13, 1995(10)
         4.1     Form of Indenture between Registrant and Texas Commerce Bank,
                 National Association, as Trustee(1)
         4.2     Form of First Supplement to the Indenture(5)
         4.3     Form of Second Supplement to the Indenture(6)
         4.4     Form of Third Supplement to the Indenture(7)
         4.5     Form of Fourth Supplement to the Indenture(8)
         4.6     Form of Fifth Supplement to the Indenture(9)
        10.1     Form of Pooling and Administrative Agreement(1)
        10.4     Management Agreement between Registrant and Capstead Advisers,
                 Inc. dated January 1, 1993(2)
        10.5     Amended Management Agreement between Registrant and Capstead
                 Advisers, Inc. dated October 1, 1993(3)
        23       Consent of Ernst & Young LLP, Independent Auditors*

-----------------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-47912) filed May 14, 1992
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992
(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993
(4) Previously filed with the Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1994
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 31, 1994
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 30, 1994
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1997
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 29, 1997
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 10-K for the year ended December 31, 1995
*      Filed herewith.