Form 10-Q
period 2001-03-31
CMC SECURITIES CORP IV
filed 2001-05-11
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                        COMMISSION FILE NUMBER: 33-47912

                          CMC SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                      DELAWARE                                   75-2431915
          (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

    8401 NORTH CENTRAL EXPRESSWAY, DALLAS, TEXAS                   75225
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

Common Stock ($1.00 par value)                          1,000 as of May 7, 2001

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                      INDEX



                                           PART I. -- FINANCIAL INFORMATION
                                                                                                           PAGE
                                                                                                           ----
ITEM 1. Financial Statements

   Balance Sheets -- March 31, 2001 and December 31, 2000..............................................     1

   Statements of Operations -- Quarter Ended March 31, 2001 and 2000...................................     2

   Statements of Cash Flows -- Quarter Ended March 31, 2001 and 2000...................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................................     5


                                           PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K...............................................................     5

SIGNATURES.............................................................................................     6

                          CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS


                                               MARCH 31, 2001    DECEMBER 31, 2000
                                               --------------    -----------------
                                                 (UNAUDITED)

ASSETS
   Mortgage securities collateral               $     713,094      $     734,521
   Cash and cash equivalents                                5                  5
                                                -------------      -------------

                                                $     713,099      $     734,526
                                                =============      =============

LIABILITIES
   Collateralized mortgage securities           $     713,094      $     734,521
   Accrued expenses                                        --                 62
                                                -------------      -------------

                                                      713,094            734,583
                                                -------------      -------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                     1                  1
   Paid-in capital                                        564                489
   Undistributed loss                                    (560)              (547)
                                                -------------      -------------

                                                            5                (57)
                                                -------------      -------------

                                                $     713,099      $     734,526
                                                =============      =============


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                           QUARTER ENDED MARCH 31
                                       ------------------------------
                                           2001              2000
                                       ------------      ------------
Interest income on mortgage
   securities collateral               $     13,875      $     15,507

Interest expense on collateralized
   mortgage securities                       13,875            15,526
                                       ------------      ------------

     Net interest expense                        --               (19)
                                       ------------      ------------

Other expenses:
   Management fees                                3                 3
   Administrative fees                           10                --
                                       ------------      ------------

       Total other expenses                      13                 3
                                       ------------      ------------

Net loss                               $        (13)     $        (22)
                                       ============      ============

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                    QUARTER ENDED
                                                                       MARCH 31
                                                           ------------------------------
                                                               2001              2000
                                                           ------------      ------------
OPERATING ACTIVITIES:
   Net loss                                                $        (13)     $        (22)
   Noncash item - amortization of discount and premium               (2)               18
   Net change in other assets and accrued expenses                  (62)                2
                                                           ------------      ------------

       Net cash used in operating activities                        (77)               (2)
                                                           ------------      ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                         21,889            22,005
     Decrease in accrued interest receivable                        136               139
                                                           ------------      ------------

       Net cash provided by investing activities                 22,025            22,144
                                                           ------------      ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                           (21,889)          (22,005)
     Decrease in accrued interest payable                          (134)             (137)
   Capital contributions                                             75                --
                                                           ------------      ------------

       Net cash used in financing activities                    (21,948)          (22,142)
                                                           ------------      ------------

Net change in cash and cash equivalents                              --                --

Cash and cash equivalents at beginning of period                      5                 5
                                                           ------------      ------------

Cash and cash equivalents at end of period                 $          5      $          5
                                                           ============      ============



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 2000.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):



                     MARCH 31, 2001   DECEMBER 31, 2000
                     --------------   -----------------

Carrying amount       $    713,094      $    734,521
Unrealized gains             7,889             7,258
Unrealized losses           (3,766)           (5,824)
                      ------------      ------------
  Fair value          $    717,217      $    735,955
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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):


                                                            QUARTER ENDED MARCH 31
                                       ------------------------------------------------------------------
                                                   2001                                 2000
                                       -----------------------------       ------------------------------
                                                          AVERAGE                              AVERAGE
                                          AMOUNT           RATE               AMOUNT             RATE
                                       ------------     ------------       ------------      ------------
Interest income on mortgage
   securities collateral               $     13,875             7.70%      $     15,507              7.65%
Interest expense on collateralized
   mortgage securities                       13,875             7.70             15,526              7.66
                                       ------------                        ------------
                                       $         --                        $        (19)
                                       ============                        ============

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):


                                              RATE*            VOLUME*            TOTAL
                                          ------------      ------------      ------------
Interest income on mortgage
   securities collateral                  $        111      $     (1,743)     $     (1,632)
Interest expense on
   collateralized mortgage securities               91            (1,742)           (1,651)
                                          ------------      ------------      ------------
                                          $         20      $         (1)     $         19
                                          ============      ============      ============

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


                                          CMC SECURITIES CORPORATION IV




Date:  May 7, 2001                 By: /s/ ANDREW F. JACOBS
                                       ----------------------------------------
                                       Andrew F. Jacobs
                                       Executive Vice President - Finance



Date:  May 7, 2001                 By: /s/ PHILLIP A. REINSCH
                                       -----------------------------------------
                                       Phillip A. Reinsch
                                       Senior Vice President - Control