Form 10-Q
period 2001-06-30
CMC SECURITIES CORP IV
filed 2001-08-13
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2001

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

Common Stock ($1.00 par value)                       1,000 as of August 10, 2001

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION


                                                                                                           PAGE
                                                                                                           ----


ITEM 1. Financial Statements

   Balance Sheets -- June 30, 2001 and December 31, 2000...............................................     1

   Statements of Operations -- Quarter and Six Months
     Ended June 30, 2001 and 2000......................................................................     2

   Statements of Cash Flows -- Six Months Ended
     June 30, 2001 and 2000............................................................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................................     6


                                        PART II. -- OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K.........................................................     6

SIGNATURES.............................................................................................     6

ITEM 1. FINANCIAL STATEMENTS


                         CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  JUNE 30, 2001    DECEMBER 31, 2000
                                                  -------------    -----------------
                                                   (UNAUDITED)


ASSETS
   Mortgage securities collateral                 $     658,821    $         734,521
   Cash and cash equivalents                                  5                    5
                                                  -------------    -----------------

                                                  $     658,826    $         734,526
                                                  =============    =================

LIABILITIES
   Collateralized mortgage securities             $     658,821    $         734,521
   Accrued expenses                                          --                   62
                                                  -------------    -----------------

                                                        658,821              734,583
                                                  -------------    -----------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                       1                    1
   Paid-in capital                                          572                  489
   Undistributed loss                                      (568)                (547)
                                                  -------------    -----------------

                                                              5                  (57)
                                                  -------------    -----------------

                                                  $     658,826    $         734,526
                                                  =============    =================




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                             QUARTER ENDED           SIX MONTHS ENDED
                                                JUNE 30                  JUNE 30
                                         --------------------    --------------------
                                           2001        2000        2001        2000
                                         --------    --------    --------    --------

Interest income on mortgage
   securities collateral                 $ 13,779    $ 15,509    $ 27,654    $ 31,016

Interest expense on collateralized
   mortgage securities                     13,779      15,530      27,654      31,056
                                         --------    --------    --------    --------

       Net interest expense                    --         (21)         --         (40)
                                         --------    --------    --------    --------

Other expenses:
   Management fees                              2           2           5           5
   Administrative fees                          6           1          16           1
                                         --------    --------    --------    --------

     Total other expenses                       8           3          21           6
                                         --------    --------    --------    --------

Net loss                                 $     (8)   $    (24)   $    (21)   $    (46)
                                         ========    ========    ========    ========





See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                      SIX MONTHS ENDED JUNE 30
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

OPERATING ACTIVITIES:
   Net loss                                        $        (21)   $        (46)
   Noncash item - amortization of
     discount and premium                                    (6)             35
   Net change in other assets and
     accrued expenses                                       (62)              5
                                                   ------------    ------------
       Net cash used in
         operating activities                               (89)             (6)
                                                   ------------    ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                 77,124          46,573
     Decrease in accrued interest receivable                477             290
                                                   ------------    ------------
       Net cash provided by
         investing activities                            77,601          46,863
                                                   ------------    ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                   (77,124)        (46,573)
     Decrease in accrued interest payable                  (471)           (286)
   Capital contributions                                     83               2
                                                   ------------    ------------
       Net cash used in
         financing activities                           (77,512)        (46,857)
                                                   ------------    ------------

Net change in cash and cash equivalents                      --              --

Cash and cash equivalents at beginning
   of period                                                  5               5
                                                   ------------    ------------

Cash and cash equivalents at end of
   period                                          $          5    $          5
                                                   ============    ============



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 2000.

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


                         JUNE 30, 2001    DECEMBER 31, 2000
                         -------------    -----------------

Carrying amount          $     658,821    $         734,521
Unrealized gains                 7,694                7,258
Unrealized losses               (3,878)              (5,824)
                         -------------    -----------------
  Fair value             $     662,637    $         735,955
                         =============    =================

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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):



                                                        QUARTER ENDED JUNE 30
                                         ------------------------------------------------------
                                                   2001                         2000
                                         ------------------------     -------------------------
                                                         AVERAGE                      AVERAGE
                                           AMOUNT         RATE          AMOUNT         RATE
                                         ----------    ----------     ----------    -----------

Interest income on mortgage
   securities collateral                 $   13,779          8.06%    $   15,509          7.85%
Interest expense on collateralized
   mortgage securities                       13,779          8.06         15,530          7.86
                                         ----------                   ----------

                                         $       --                   $      (21)
                                         ==========                   ==========



                                                       SIX MONTHS ENDED JUNE 30
                                         ------------------------------------------------------
                                                  2001                          2000
                                         ------------------------     -------------------------
                                                        AVERAGE                       AVERAGE
                                           AMOUNT         RATE          AMOUNT         RATE
                                         ----------    ----------     ----------    -----------

Interest income on mortgage
   securities collateral                 $   27,654          7.89%    $   31,016          7.75%
Interest expense on collateralized
   mortgage securities                       27,654          7.89         31,056          7.76
                                         ----------                   ----------

                                         $       --                   $      (40)
                                         ==========                   ==========


Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):


                                                 QUARTER ENDED JUNE 30, 2001
                                         -------------------------------------------------
                                            RATE*             VOLUME*             TOTAL
                                         ----------          ----------         ----------

Interest income on mortgage
   securities collateral                 $      406         $   (2,136)         $   (1,730)
Interest expense on collateralized
   mortgage securities                          385             (2,136)             (1,751)
                                         ----------          ----------         ----------
                                         $       21          $       --         $       21
                                         ==========          ==========         ==========


                                                   SIX MONTHS ENDED JUNE 30, 2001
                                         -------------------------------------------------
                                            RATE*              VOLUME*            TOTAL
                                         ----------          ----------         ----------

Interest income on mortgage
   securities collateral                 $      544         $   (3,906)         $   (3,362)
Interest expense on collateralized
   mortgage securities                          501             (3,903)             (3,402)
                                         ----------          ----------         ----------
                                         $       43          $       (3)        $       40
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

                                           CMC SECURITIES CORPORATION IV


Date:  August 10, 2001            By: /s/ ANDREW F. JACOBS
                                      -----------------------------------------
                                      Andrew F. Jacobs
                                      Executive Vice President - Finance


Date:  August 10, 2001            By: /s/ PHILLIP A. REINSCH
                                      -----------------------------------------
                                      Phillip A. Reinsch
                                      Senior Vice President - Control