Form 10-Q
period 2001-09-30
CMC SECURITIES CORP IV
filed 2001-11-13
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2001

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

Common Stock ($1.00 par value)                      1,000 as of November 9, 2001

================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION
                                                                                                           PAGE
                                                                                                           ----
ITEM 1.       Financial Statements

   Balance Sheets -- September 30, 2001 and December 31, 2000..........................................      1

   Statements of Operations -- Quarter and Nine Months
     Ended September 30, 2001 and 2000.................................................................      2

   Statements of Cash Flows -- Nine Months Ended
     September 30, 2001 and 2000.......................................................................      3

   Notes to Financial Statements.......................................................................      4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................................      6

                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...............................................................      6

SIGNATURES.............................................................................................      6

ITEM 1. FINANCIAL STATEMENTS


                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                     ------------------      ------------------
                                                        (UNAUDITED)
ASSETS
   Mortgage securities collateral                    $          604,684      $          734,521
   Cash and cash equivalents                                          5                       5
                                                     ------------------      ------------------
                                                     $          604,689      $          734,526
                                                     ==================      ==================

LIABILITIES
   Collateralized mortgage securities                $          604,684      $          734,521
   Accrued expenses                                                  --                      62
                                                     ------------------      ------------------
                                                                604,684                 734,583
                                                     ------------------      ------------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                               1                       1
   Paid-in capital                                                  575                     489
   Undistributed loss                                              (571)                   (547)
                                                     ------------------      ------------------
                                                                     (5)                    (57)
                                                     ------------------      ------------------
                                                     $          604,689      $          734,526
                                                     ==================      ==================



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                        QUARTER ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                  --------------------------      --------------------------
                                                     2001            2000            2001            2000
                                                  ----------      ----------      ----------      ----------
Interest income on mortgage
   securities collateral                          $   12,461      $   14,890      $   40,115      $   45,906
Interest expense on
   collateralized mortgage securities                 12,461          14,909          40,115          45,965
                                                  ----------      ----------      ----------      ----------
       Net interest expense                               --             (19)             --             (59)
                                                  ----------      ----------      ----------      ----------

Other expenses:
   Management fees                                         3               3               8               8
   Administrative fees                                    --              --              16               1
                                                  ----------      ----------      ----------      ----------
     Total other expenses                                  3               3              24               9
                                                  ----------      ----------      ----------      ----------
Net loss                                          $       (3)     $      (22)     $      (24)     $      (68)
                                                  ==========      ==========      ==========      ==========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                       ------------------------------
                                                          2001                2000
                                                       ----------          ----------
OPERATING ACTIVITIES:
   Net loss                                            $      (24)         $      (68)
   Noncash item - amortization of
     discount and premium                                     (10)                 51
   Net change in other assets and
     accrued expenses                                         (62)                  8
                                                       ----------          ----------
         Net cash used in
           operating activities                               (96)                 (9)
                                                       ----------          ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                  132,014              74,856
     Decrease in accrued interest receivable                  820                 468
                                                       ----------          ----------
         Net cash provided by
           investing activities                           132,834              75,324
                                                       ----------          ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                    (132,014)            (74,856)
     Decrease in accrued interest payable                    (810)               (460)
   Capital contributions                                       86                   1
                                                       ----------          ----------
         Net cash used in
           financing activities                          (132,738)            (75,315)
                                                       ----------          ----------

Net change in cash and cash equivalents                        --                  --

Cash and cash equivalents at
   beginning of period                                          5                   5
                                                       ----------          ----------

Cash and cash equivalents at end
   of period                                           $        5          $        5
                                                       ==========          ==========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 2000.

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

                              SEPTEMBER 30, 2001      DECEMBER 31, 2000
                              ------------------      ------------------
Carrying amount               $          604,684      $          734,521
Unrealized gains                           9,492                   7,258
Unrealized losses                         (3,518)                 (5,824)
                              ------------------      ------------------
  Fair value                  $          610,658      $          735,955
                              ==================      ==================

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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):


                                                              QUARTER ENDED SEPTEMBER 30
                                               ---------------------------------------------------------
                                                          2001                           2000
                                               --------------------------      -------------------------
                                                                 AVERAGE                       AVERAGE
                                                 AMOUNT           RATE           AMOUNT          RATE
                                               ----------      ----------      ----------     ----------
Interest income on mortgage
   securities collateral                       $   12,461            7.95%     $   14,890           7.80%
Interest expense on
   collateralized mortgage securities              12,461            7.95          14,909           7.81
                                               ----------                      ----------

                                               $       --                      $      (19)
                                               ==========                      ==========

                                                            NINE MONTHS ENDED SEPTEMBER 30
                                               ---------------------------------------------------------
                                                          2001                           2000
                                               --------------------------      -------------------------
                                                                 AVERAGE                       AVERAGE
                                                 AMOUNT           RATE           AMOUNT          RATE
                                               ----------      ----------      ----------     ----------
Interest income on mortgage
   securities collateral                       $   40,115            7.91%     $   45,906           7.77%
Interest expense on
   collateralized mortgage securities              40,115            7.91          45,965           7.78
                                               ----------                      ----------

                                               $       --                      $      (59)
                                               ==========                      ==========

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                                         QUARTER ENDED SEPTEMBER 30, 2001
                                                                   ---------------------------------------------
                                                                   RATE*            VOLUME*                TOTAL
                                                                   -----            -------                -----
Interest income on mortgage
   securities collateral                                           $296             $(2,725)              $(2,429)
Interest expense on
   collateralized mortgage securities                               276              (2,724)               (2,448)
                                                                   ----             -------               -------

                                                                   $ 20             $    (1)              $    19
                                                                   ====             =======               =======

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                   ---------------------------------------------
                                                                   RATE*            VOLUME*                TOTAL
                                                                   -----            -------                -----
Interest income on mortgage
   securities collateral                                           $843             $(6,634)              $(5,791)
Interest expense on
   collateralized mortgage securities                               786              (6,636)               (5,850)
                                                                   ----             -------               -------

                                                                   $ 57             $     2               $    59
                                                                   ====             =======               =======


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

                                            CMC SECURITIES CORPORATION IV


Date:  November 9, 2001          By:   /s/ ANDREW F. JACOBS
                                       ----------------------------------------
                                       Andrew F. Jacobs
                                       Executive Vice President - Finance


Date:  November 9, 2001          By:   /s/ PHILLIP A. REINSCH
                                       ----------------------------------------
                                       Phillip A. Reinsch
                                       Senior Vice President - Control