Form 10-K
period 2001-12-31
CMC SECURITIES CORP IV
filed 2002-03-27
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

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

AT MARCH 15, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 15, 2002: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                          CMC SECURITIES CORPORATION IV

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     PART I

ITEM  1.      BUSINESS..................................................    1

ITEM  2.      PROPERTIES................................................    3

ITEM  3.      LEGAL PROCEEDINGS.........................................    3

                                     PART II

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS.........................   3

ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........   3

ITEM  7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK......................................   3

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................   3

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.....................  13

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K.....................................  14

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

On August 17, 1992 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of CMOs. The Company commenced operations with the September 30, 1994 issuance of its first series of CMOs. As of December 31, 1999, the Company had issued five series of CMOs (none since
1997) with an aggregate original principal balance of $2,003,125,000, $176,304,000 of which were issued outside the registration statement as private placements. The Company retained no beneficial interest in these CMOs, and as such, no economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. These issuances were accounted for as financings. The Company has remaining capacity to issue $173,179,000 of CMOs under this shelf registration.

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


In addition, CMC acts as administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 2001, 2000 and 1999, CMC retained fees for administering the Non-Agency Certificates and CMOs of $130,000, $154,000 and $180,000, respectively.

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

Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to these CMOs. The Company's net losses are due to this amortization and operational costs incurred (management fees and professional fees).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation IV

We have audited the accompanying balance sheets of CMC Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation IV at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.





                                                              ERNST & YOUNG LLP





Dallas, Texas
January 25, 2002

                          CMC SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             DECEMBER 31
                                                     --------------------------
                                                        2001            2000
                                                     ----------      ----------
ASSETS
   Mortgage securities collateral                    $  525,161      $  734,521
   Cash and cash equivalents                                 --               5
                                                     ----------      ----------
                                                     $  525,161      $  734,526
                                                     ==========      ==========
LIABILITIES
   Collateralized mortgage securities                $  525,161      $  734,521
   Accrued expenses                                          --              62
                                                     ----------      ----------
                                                        525,161         734,583
                                                     ----------      ----------
STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                       1               1
   Paid-in capital                                          576             489
   Undistributed loss                                      (577)           (547)
                                                     ----------      ----------
                                                             --             (57)
                                                     ----------      ----------
                                                     $  525,161      $  734,526
                                                     ==========      ==========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                  YEAR ENDED DECEMBER 31
                                        ------------------------------------------
                                           2001            2000            1999
                                        ----------      ----------      ----------
Interest income on
   mortgage securities collateral       $   51,446      $   60,256      $   75,907

Interest expense on collateralized
   mortgage securities                      51,446          60,335          75,967
                                        ----------      ----------      ----------

       Net interest expense                     --             (79)            (60)
                                        ----------      ----------      ----------
Other expenses:
   Management fees                              10              10              10
   Professional fees                            20              24              10
                                        ----------      ----------      ----------
     Total other expenses                       30              34              20
                                        ----------      ----------      ----------
Net loss                                $      (30)     $     (113)     $      (80)
                                        ==========      ==========      ==========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


                            COMMON STOCK
                        --------------------    PAID-IN     UNDISTRIBUTED
                         SHARES      AMOUNT     CAPITAL     INCOME (LOSS)         TOTAL
                        --------    --------    --------    -------------     -------------
Balance at
   January 1, 1999             1    $      1    $    432      $   (354)         $     79

Capital contribution          --          --          33            --                33

Net loss                      --          --          --           (80)              (80)
                        --------    --------    --------      --------          --------
Balance at
   December 31, 1999           1           1         465          (434)               32

Capital contribution          --          --          24            --                24

Net loss                      --          --          --          (113)             (113)
                        --------    --------    --------      --------          --------
Balance at
   December 31, 2000           1           1         489          (547)              (57)

Capital contribution          --          --          87            --                87

Net loss                      --          --          --           (30)              (30)
                        --------    --------    --------      --------          --------
Balance at
   December 31, 2001           1    $      1    $    576      $   (577)         $     --
                        ========    ========    ========      ========          ========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                         YEAR ENDED DECEMBER 31
                                               ------------------------------------------
                                                  2001            2000            1999
                                               ----------      ----------      ----------
OPERATING ACTIVITIES:
   Net loss                                    $      (30)     $     (113)     $      (80)
   Noncash item - amortization
     of discount and premium                          (16)             70              33
   Net change in other assets and
     accrued expenses                                 (62)             10              10
                                               ----------      ----------      ----------
         Net cash used in
           operating activities                      (108)            (33)            (37)
                                               ----------      ----------      ----------
INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral          212,186          96,005         357,983
     Decrease in accrued interest
       receivable                                   1,313             595           2,099
                                               ----------      ----------      ----------
         Net cash provided by
           investing activities                   213,499          96,600         360,082
                                               ----------      ----------      ----------
FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities            (212,185)        (96,005)       (357,983)
     Decrease in accrued interest payable          (1,298)           (586)         (2,091)
   Capital contribution                                87              24              33
                                               ----------      ----------      ----------
         Net cash used in
           financing activities                  (213,396)        (96,567)       (360,041)
                                               ----------      ----------      ----------
Net change in cash and cash equivalents                (5)             --               4

Cash and cash equivalents at
   beginning of year                                    5               5               1
                                               ----------      ----------      ----------
Cash and cash equivalents at end
     of year                                   $       --      $        5      $        5
                                               ----------      ==========      ==========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

INCOME TAXES

Since its inception through December 21, 1995, the Company has operated as a qualified real estate investment trust ("REIT") subsidiary of CMC, which itself is a REIT, and was combined with CMC for federal income tax purposes. REITs are not taxed at the corporate level provided that certain requirements are met.

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

                                                             DECEMBER 31
                                                     --------------------------
                                                        2001            2000
                                                     ----------      ----------
Mortgage collateral                                  $  523,896      $  736,082
Short-term investments                                        9               9
Accrued interest receivable                               3,193           4,506
                                                     ----------      ----------
  Total collateral                                      527,098         740,597
Unamortized discount                                     (1,937)         (6,076)
                                                     ----------      ----------

Net collateral                                       $  525,161      $  734,521
                                                     ==========      ==========

The weighted average effective interest rate for mortgage securities collateral was 7.94% and 7.76% during 2001 and 2000, respectively.

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                        DECEMBER 31
                                              -------------------------------
                                                   2001              2000
                                              -------------     -------------
   Collateralized mortgage securities         $     523,897     $     736,082
   Accrued interest payable                           3,151             4,449
                                              -------------     -------------
     Total obligation                               527,048           740,531
   Unamortized discount                              (1,887)           (6,010)
                                              -------------     -------------

   Net obligation                             $     525,161     $     734,521
                                              =============     =============

Range of average interest rate                6.36% to 9.34%    6.36% to 8.74%
Stated maturities                              2024 to 2027      2024 to 2027
Number of series                                     5                 5

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

The weighted average effective interest rate for collateralized mortgage securities was 7.94% and 7.77% during 2001 and 2000, respectively. Interest payments on collateralized mortgage securities of $48,081,000, $57,280,000 and $70,489,000 were made during 2001, 2000 and 1999, respectively.

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

                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                      -------------------------     -------------------------
                                       CARRYING         FAIR         CARRYING        FAIR
                                        AMOUNT         VALUE          AMOUNT         VALUE
                                      ----------     ----------     ----------     ----------
ASSETS
   Cash and cash equivalents          $       --     $       --     $        5     $        5
   Mortgage securities collateral        525,161        529,834        734,521        735,955

LIABILITIES
   Collateralized mortgage
     securities                          525,161        529,784        734,521        735,889

The table above reflects the estimated fair value of mortgage securities collateral, which reflect gross unrealized gains of $7.0 million and gross unrealized losses of $2.3 million as of December 31, 2001, and gross unrealized gains of $7.3 million and gross unrealized losses of $5.8 million as of December 31, 2000.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage securities collateral because the Company's collateralized mortgage securities are issued in a senior/subordinate structure where the investor in the subordinate classes assumes the risks of losses due to typical mortgagor default and special hazards. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). Because of its limited exposure to losses, the Company has determined that an allowance for possible losses is not warranted at December 31, 2001.

Since 23% and 17% of mortgage securities collateral is secured by properties located in California and Virginia, respectively, the Company has a concentration of risk related to these markets. However, the Company's exposure arising from this concentration is reduced by the use of the senior/subordinate structure for securitizations.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives fees of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $130,000, $154,000 and $180,000 in 2001, 2000 and 1999, respectively.

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

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                   2001                         2000                        1999
                           ---------------------       ----------------------      ----------------------
                                        AVERAGE                      AVERAGE                     AVERAGE
                            AMOUNT        RATE          AMOUNT         RATE         AMOUNT         RATE
                           --------     --------       --------      --------      --------      --------
Interest income on
   mortgage securities
   collateral              $ 51,446         7.94%      $ 60,256          7.76%     $ 75,907          8.06%
Interest expense on
   collateralized
   mortgage securities       51,446         7.94         60,335          7.77        75,967          8.06
                           --------                    --------                    --------
Net interest expense       $     --                    $    (79)                   $    (60)
                           ========                    ========                    ========

The following summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                        2001/2000
                                        ------------------------------------------
                                           RATE           VOLUME           TOTAL
                                        ----------      ----------      ----------
Interest income on mortgage
   securities collateral                $    1,354      $  (10,164)     $   (8,810)
Interest expense on collateralized
   mortgage securities                       1,280         (10,169)         (8,889)
                                        ----------      ----------      ----------
                                        $       74      $        5      $       79
                                        ==========      ==========      ==========

                                                        2000/1999
                                        ------------------------------------------
                                           RATE           VOLUME           TOTAL
                                        ----------      ----------      ----------
Interest income on mortgage
   securities collateral                $   (2,722)     $  (12,929)     $  (15,651)
Interest expense on collateralized
   mortgage securities                      (2,695)        (12,937)        (15,632)
                                        ----------      ----------      ----------
                                        $      (27)     $        8      $      (19)
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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report:

        1.    The following financial statements of the Company are included in
              ITEM 8:

                                                                                PAGE
                                                                                ----
              Balance Sheets - December 31, 2001 and 2000                          5
              Statements of Operations - Three Years Ended December 31, 2001       6
              Statements of Stockholder's Equity -
                Three Years Ended December 31, 2001                                7
              Statements of Cash Flows - Three Years Ended December 31, 2001       8
              Notes to Financial Statements - December 31, 2001                    9

        2.    Financial Statement Schedules:  None.

              All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        3.    Exhibits:

              EXHIBIT
              NUMBER

                2.1     Stock Purchase Agreement dated as of August 10, 1994(4)
                3.1     Certificate of Incorporation(1)
                3.2     Amendment to Certificate of Incorporation(4)
                3.3     Bylaws(1)
                3.4     Certificate of Merger of the Company into CMCSC IV-A,
                        filed and Certified on December 21, 1995 with the
                        Secretary of State of Delaware(10)
                3.5     Bylaws of CMCSC IV-A(10)
                3.6     Certificate of Incorporation of CMCSC IV-A, as filed
                        with the Secretary of State of Delaware on December 13,
                        1995(10)
                4.1     Form of Indenture between Registrant and Texas Commerce
                        Bank, National Association, as
                        Trustee(1)
                4.2     Form of First Supplement to the Indenture(5)
                4.3     Form of Second Supplement to the Indenture(6)
                4.4     Form of Third Supplement to the Indenture(7)
                4.5     Form of Fourth Supplement to the Indenture(8)
                4.6     Form of Fifth Supplement to the Indenture(9)
               10.1     Form of Pooling and Administrative Agreement(1)
               10.2     Management Agreement between Registrant and Capstead
                        Advisers, Inc. dated January 1, 1993(2)
               10.3     Amended Management Agreement between Registrant and
                        Capstead Advisers, Inc. dated October 1, 1993(3)
               23       Consent of Ernst & Young LLP, Independent Auditors*

                                     PART IV

(b)      Reports on Form 8-K:  None.


----------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-47912) filed May 14, 1992

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


                                              CMC SECURITIES CORPORATION IV
                                                        REGISTRANT


Date: March 22, 2002                     By: /s/ ANDREW F. JACOBS
                                             --------------------------------
                                                     Andrew F. Jacobs
                                             Executive Vice President-Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ ANDREW F. JACOBS               Executive Vice President -     March 22, 2002
------------------------------       Finance
     (Andrew F. Jacobs)


/s/ PHILLIP A. REINSCH             Senior Vice President -        March 22, 2002
------------------------------       Control
    (Phillip. A. Reinsch)


/s/ MAURICE MCGRATH                Director                       March 22, 2002
------------------------------
     (Maurice McGrath)


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

  4.4       Form of Third Supplement to the Indenture(7)

  4.5       Form of Fourth Supplement to the Indenture(8)

  4.6       Form of Fifth Supplement to the Indenture(9)

 10.1       Form of Pooling and Administrative Agreement(1)

 10.2       Management Agreement between Registrant and Capstead Advisers, Inc.
            dated January 1, 1993(2)

 10.3       Amended Management Agreement between Registrant and Capstead
            Advisers, Inc. dated October 1, 1993(3)

 23         Consent of Ernst & Young LLP, Independent Auditors*


----------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-47912) filed May 14, 1992

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