Form 10-Q
period 2002-03-31
CMC SECURITIES CORP IV
filed 2002-05-14
CIK 887507

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2002

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

Common Stock ($1.00 par value)                        1,000 as of May 13, 2002


================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX



                                         PART I. -- FINANCIAL INFORMATION
                                                                                                           PAGE
                                                                                                           ----

ITEM 1. Financial Statements

   Balance Sheets -- March 31, 2002 and December 31, 2001..............................................     1

   Statements of Operations -- Quarter Ended March 31, 2002 and 2001...................................     2

   Statements of Cash Flows -- Quarter Ended March 31, 2002 and 2001...................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................................................     5


                                           PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K...............................................................     6

SIGNATURES.............................................................................................     7

                          CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



ITEM 1. FINANCIAL STATEMENTS

                                                     MARCH 31, 2002           DECEMBER 31, 2001
                                                     ---------------          -----------------
                                                      (UNAUDITED)


ASSETS
   Mortgage securities collateral                    $       421,186           $       525,161
                                                     ===============           ===============


LIABILITIES
   Collateralized mortgage securities                        421,186           $       525,161
                                                     ---------------           ---------------


STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                            1                         1
   Paid-in capital                                               579                       576
   Undistributed loss                                           (580)                     (577)
                                                     ---------------           ---------------

                                                                  --                        --
                                                     ---------------           ---------------

                                                     $       421,186           $       525,161
                                                     ===============           ===============




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                   QUARTER ENDED MARCH 31
                                            -----------------------------------
                                                2002                   2001
                                            ------------           ------------

Interest income on mortgage
   securities collateral                    $     10,531           $     13,875

Interest expense on collateralized
   mortgage securities                            10,531                 13,875
                                            ------------           ------------

     Net interest expense                             --                     --
                                            ------------           ------------

Other expenses:
   Management fees                                     3                      3
   Administrative fees                                --                     10
                                            ------------           ------------

       Total other expenses                            3                     13
                                            ------------           ------------

Net loss                                    $         (3)          $        (13)
                                            ============           ============










See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                          QUARTER ENDED
                                                                             MARCH 31
                                                                -----------------------------------
                                                                    2002                   2001
                                                                ------------           ------------

OPERATING ACTIVITIES:
   Net loss                                                     $         (3)          $        (13)
   Noncash item - amortization of discount and premium                    (8)                    (2)
   Net change in other assets and accrued expenses                        --                    (62)
                                                                ------------           ------------

       Net cash used in operating activities                             (11)                   (77)
                                                                ------------           ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                             105,691                 21,889
     Decrease in accrued interest receivable                             647                    136
                                                                ------------           ------------

       Net cash provided by investing activities                     106,338                 22,025
                                                                ------------           ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                               (105,691)               (21,889)
     Decrease in accrued interest payable                               (639)                  (134)
   Capital contributions                                                   3                     75
                                                                ------------           ------------

       Net cash used in financing activities                        (106,327)               (21,948)
                                                                ------------           ------------

Net change in cash and cash equivalents                                   --                     --

Cash and cash equivalents at beginning of period                          --                      5
                                                                ------------           ------------

Cash and cash equivalents at end of period                      $         --           $          5
                                                                ============           ============







See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 2001.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral (in thousands):

                            MARCH 31, 2002          DECEMBER 31, 2001
                           ---------------          -----------------

Carrying amount            $       421,186           $       525,161
Unrealized gains                     3,592                     6,941
Unrealized losses                   (1,927)                   (2,268)
                           ---------------           ---------------
  Fair value               $       422,851           $       529,834
                           ===============           ===============

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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                                         QUARTER ENDED MARCH 31
                                            -------------------------------------------------------------------------------
                                                          2002                                          2001
                                            ----------------------------------           ----------------------------------
                                                                    AVERAGE                                      AVERAGE
                                               AMOUNT                 RATE                  AMOUNT                 RATE
                                            ------------          ------------           ------------          ------------
Interest income on mortgage
   securities collateral                    $     10,531                  9.03%          $     13,875                  7.70%
Interest expense on collateralized
   mortgage securities                            10,531                  9.03                 13,875                  7.70
                                            ------------                                 ------------
                                            $         --                                 $         --
                                            ============                                 ============

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                  RATE*                  VOLUME*                 TOTAL
                                               ------------           ------------           ------------
Interest income on mortgage
   securities collateral                       $      2,123           $     (5,467)          $     (3,344)
Interest expense on
   collateralized mortgage securities                 2,121                 (5,465)                (3,344)
                                               ------------           ------------           ------------
                                               $          2           $         (2)          $         --
                                               ============           ============           ============

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

As of October 31, 1997, the Company had issued 5 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $2,003,125,000; $176,304,000 of which was issued through private placements, with the remainder being issued under the registration statement. These issuances have been accounted for as financings. The Company has remaining capacity to issue $173,179,000 of CMOs under this shelf registration, and has not issued any CMOs since October 31, 1997. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no net income or loss was or will be recognized, other than amortization of unreimbursed shelf issuance costs.

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


                                          CMC SECURITIES CORPORATION IV




Date:  May 13, 2002           By:   /s/ ANDREW F. JACOBS
                                    -----------------------------------------
                                    Andrew F. Jacobs
                                    Chairman, Chief Executive Officer
                                       and President



Date:  May 13, 2002           By:   /s/ PHILLIP A. REINSCH
                                    -----------------------------------------
                                    Phillip A. Reinsch
                                    Senior Vice President - Control