Form 10-Q
period 2002-06-30
CMC SECURITIES CORP IV
filed 2002-08-13
CIK 887507

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2002

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

Common Stock ($1.00 par value)                       1,000 as of August 12, 2002


================================================================================

                          CMC SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                      INDEX



                                       PART I. -- FINANCIAL INFORMATION
                                                                                                           PAGE

ITEM 1.       Financial Statements

   Balance Sheets -- June 30, 2002 and December 31, 2001...............................................     1

   Statements of Operations -- Quarter and Six Months
     Ended June 30, 2002 and 2001......................................................................     2

   Statements of Cash Flows -- Six Months Ended
     June 30, 2002 and 2001............................................................................     3

   Notes to Financial Statements.......................................................................     4

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................................     6


                                         PART II. -- OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K.........................................................     6

SIGNATURES.............................................................................................     7

ITEM 1. FINANCIAL STATEMENTS


                          CMC SECURITIES CORPORATION IV
                        PART I. -- FINANCIAL INFORMATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    JUNE 30, 2002        DECEMBER 31, 2001
                                                    -------------        -- --------------
                                                     (UNAUDITED)

ASSETS
   Mortgage securities collateral                    $    354,735           $    525,161
                                                     ============           ============


LIABILITIES
   Collateralized mortgage securities                     354,735                525,161
                                                     ------------           ------------


STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares
     authorized, issued and outstanding                         1                      1
   Paid-in capital                                            582                    576
   Undistributed loss                                        (583)                  (577)
                                                     ------------           ------------

                                                               --                     --
                                                     ------------           ------------

                                                     $    354,735           $    525,161
                                                     ============           ============












See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                  QUARTER ENDED                        SIX MONTHS ENDED
                                                     JUNE 30                                JUNE 30
                                         --------------------------------        --------------------------------
                                             2002                2001                2002                2001
                                         ------------        ------------        ------------        ------------

Interest income on mortgage
   securities collateral                 $      7,434        $     13,779        $     17,964        $     27,654

Interest expense on collateralized
   mortgage securities                          7,434              13,779              17,964              27,654
                                         ------------        ------------        ------------        ------------

       Net interest expense                        --                  --                  --                  --
                                         ------------        ------------        ------------        ------------

Other expense:
   Management fee                                   2                   2                   5                   5
   Administrative fee                               1                   6                   1                  16
                                         ------------        ------------        ------------        ------------

     Total other expense                            3                   8                   6                  21
                                         ------------        ------------        ------------        ------------

Net loss                                 $         (3)       $         (8)       $         (6)       $        (21)
                                         ============        ============        ============        ============






See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                       SIX MONTHS ENDED JUNE 30
                                                   --------------------------------
                                                       2002                2001
                                                   ------------        ------------

OPERATING ACTIVITIES:
   Net loss                                        $         (6)       $        (21)
   Noncash item - amortization of
     discount and premium                                   (13)                 (6)
   Net change in other assets and
     accrued expenses                                        --                 (62)
                                                   ------------        ------------
       Net cash used in
         operating activities                               (19)                (89)
                                                   ------------        ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                172,380              77,124
     Decrease in accrued interest receivable              1,055                 477
                                                   ------------        ------------
       Net cash provided by
         investing activities                           173,435              77,601
                                                   ------------        ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                  (172,380)            (77,124)
     Decrease in accrued interest payable                (1,042)               (471)
   Capital contributions                                      6                  83
                                                   ------------        ------------
       Net cash used in
         financing activities                          (173,416)            (77,512)
                                                   ------------        ------------

Net change in cash and cash equivalents                      --                  --
                                                   ------------        ------------
Cash and cash equivalents at beginning
   of period                                                 --                   5
                                                   ------------        ------------

Cash and cash equivalents at end of
   period                                          $         --        $          5
                                                   ============        ============









See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation IV annual report on Form 10-K for the year ended December 31, 2001.

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

                         JUNE 30, 2002        DECEMBER 31, 2001
                        ---------------       -----------------

Carrying amount         $       354,735        $       525,161
Unrealized gains                  3,170                  6,941
Unrealized losses                (2,429)                (2,268)
                        ---------------        ---------------
  Fair value            $       355,476        $       529,834
                        ===============        ===============

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions have occurred during the six months ended June 30, 2002.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                                QUARTER ENDED JUNE 30
                                         ----------------------------------------------------------------------
                                                      2002                                    2001
                                         -------------------------------        -------------------------------
                                                               AVERAGE                                AVERAGE
                                           AMOUNT               RATE               AMOUNT               RATE
                                         ------------       ------------        ------------       ------------
Interest income on mortgage
   securities collateral                 $      7,434               7.73%       $     13,779               8.06%
Interest expense on collateralized
   mortgage securities                          7,434               7.73              13,779               8.06
                                         ------------                           ------------

                                         $         --                           $         --
                                         ============                           ============



                                                                 SIX MONTHS ENDED JUNE 30
                                         ----------------------------------------------------------------------
                                                      2002                                    2001
                                         -------------------------------        -------------------------------
                                                               AVERAGE                                AVERAGE
                                           AMOUNT               RATE               AMOUNT               RATE
                                         ------------       ------------        ------------       ------------
Interest income on mortgage
   securities collateral                 $     17,964               8.42%       $     27,654               7.89%
Interest expense on collateralized
   mortgage securities                         17,964               8.42              27,654               7.89
                                         ------------                           ------------

                                         $         --                           $         --
                                         ============                           ============

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                      QUARTER ENDED JUNE 30, 2002
                                         ----------------------------------------------------
                                             RATE*              VOLUME*             TOTAL
                                         ------------        ------------        ------------
Interest income on mortgage
   securities collateral                 $       (543)       $     (5,802)       $     (6,345)
Interest expense on collateralized
   mortgage securities                           (543)             (5,802)             (6,345)
                                         ------------        ------------        ------------
                                         $         --        $         --        $         --
                                         ============        ============        ============


                                                     SIX MONTHS ENDED JUNE 30, 2002
                                         ---------------------------------------------------
                                             RATE*             VOLUME*             TOTAL
                                         ------------       ------------        ------------
Interest income on mortgage
   securities collateral                 $      1,780       $    (11,470)       $     (9,690)
Interest expense on collateralized
   mortgage securities                          1,780            (11,470)             (9,690)
                                         ------------       ------------        ------------
                                         $         --       $         --        $         --
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

The Company's net losses are due to operational costs incurred (management and administrative fees) and unreimbursed shelf registration costs.

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


                          PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits: The following Exhibit is presented herewith:

         Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CMC SECURITIES CORPORATION IV


Date:  August 12, 2002         By:   /s/ ANDREW F. JACOBS
                                     -----------------------------------------
                                     Andrew F. Jacobs
                                     Chairman, Chief Executive Officer and
                                     President



Date:  August 12, 2002         By:   /s/ PHILLIP A. REINSCH
                                     -----------------------------------------
                                     Phillip A. Reinsch
                                     Senior Vice President - Control

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------
         99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.